Form 10QSB
period 1996-03-31
GREAT PINES WATER CO INC
filed 1996-05-15
CIK 906285

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


[XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to ____________________

                        Commission file number 1-12130

                        GREAT PINES WATER COMPANY, INC.

       (Exact name of small business issuer as specified in its charter)

                TEXAS                               76-0203752
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

600 N. SHEPHERD, SUITE #303 HOUSTON, TX                77007
(Address of principal executive offices)             (Zip Code)

(Issuer's telephone number)     (713) 864-6688
- - -------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    X   YES     NO
  -----            -----


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

- - -------------- YES  -------------- NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                OUTSTANDING AS OF MARCH 31, 1996
- - ------------------------------------------------------------------------------
(Common Stock, $.01 per value)               2,381,700 shares

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            GREAT PINES WATER COMPANY, INC.
                              CONDENSED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                          MARCH 31,    DECEMBER 31,
                                                            1996           1995
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash                                                      $   231      $    62
  Accounts receivable - trade (net)                             552          628
  Inventory                                                      88           85
  Prepaid sales commissions                                       1           10
  Prepaid insurance                                             168          168
  Other prepaid expenses                                          2            5
                                                            -------      -------
    Total current assets                                      1,043          958
                                                            -------      -------
PROPERTY, PLANT AND EQUIPMENT                                 8,656        8,636
  Accumulated depreciation                                   (3,307)      (3,043)
                                                            -------      -------
  Total property, plant and equipment                         5,349        5,593
                                                            -------      -------
Other assets                                                     62           55
                                                            -------      -------
TOTAL ASSETS                                                $ 6,454      $ 6,606
                                                            -------      -------
                                                            -------      -------
LAIBILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                          $   186      $   271
  Customer deposits                                             713          767
  Accrued liabilities and other current liabilities             297          154
  Note payable                                                  138          143
  Current maturities of long-term debt                          704          779
  Current portion of capital lease obligations                  113          126
                                                            -------      -------
    Total current liabilities                                 2,151        2,240
                                                            -------      -------
LONG TERM DEBT                                                3,095        3,207

CAPITAL LEASE OBLIGATIONS                                       157          183

SHAREHOLDERS' EQUITY

  Preferred stock, $1.00 par value; 1,000,000 shares
   authorized; no shares outstanding at March 31, 1996
   and December 31, 1995
  Common stock, $.01 par value; 10,000,000 shares
   authorized, 2,381,700 and 2,373,700 shares outstanding
   at March 31, 1996 and December 31, 1995, respectively         24           24
  Additional paid-in-capital                                  2,994        2,988
  Retained deficit                                           (1,960)      (2,029)
  Treasury stock                                                 (7)          (7)
                                                            -------      -------
    Total shareholders' equity                                1,051          976
                                                            -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 6,454      $ 6,606
                                                            -------      -------
                                                            -------      -------

                See accompanying notes to financial statements

                       GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ----------------------
                                                  1996            1995
                                                 ------          ------
                                                       (UNAUDITED)
Net sales:

  Water                                          $1,070          $  963
  Equipment rental                                  663             614
  Other                                              43              36
                                                 ------          ------
                                                  1,776           1,613
                                                 ------          ------

Cost and expenses:

  Transportation costs                              428             387
  Depreciation and amortization                     265             278
  Operating costs                                   314             271
  Commissions and other selling                      53             120
                                                 ------          ------
                                                  1,060           1,056
                                                 ------          ------

Income from operations                              716             557

Other expenses:

  General and Administrative costs                  536             409
  Interest expense (net)                            111             108
                                                 ------          ------
                                                    647             517
                                                 ------          ------
Income before taxes                                  69              40

Tax expense                                           0               0
                                                 ------          ------

Net income                                       $   69          $   40
                                                 ------          ------
                                                 ------          ------

Net income per share                             $ 0.03          $ 0.02
                                                 ------          ------
                                                 ------          ------

Weighted average common
 shares outstanding                               2,554           2,384
                                                 ------          ------
                                                 ------          ------


                See accompanying notes to financial statements

                       GREAT PINES WATER COMPANY, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                           1996         1995
                                                          -----        -----
                                                              (UNAUDITED)
Cash flows from operating activities:

  Net income                                              $  69        $  40

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Non cash charges                                        269          287
    Changes in current operating assets and liabilities      80           57
                                                          -----        -----
  Net cash provided by operating activities                 418          384
                                                          -----        -----

Cash flows used by investing activities-additions to
 property and equipment                                     (25)         (15)
                                                          -----        -----

Cash flows from financing activities:
  Proceeds from note payable and long term debt              55            5
  Payments on note payable and long term debt              (285)        (205)
  Issuance of common stock                                    6           --
                                                          -----        -----
  Net cash used in financing activities                    (224)        (200)
                                                          -----        -----

Increase in cash                                            169          169

Cash and cash equivalents, beginning of period               62          177
                                                          -----        -----

Cash and cash equivalents, end of period                  $ 231        $ 346
                                                          -----        -----
                                                          -----        -----





               See accompanying notes to financial statements

                        GREAT PINES WATER COMPANY, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION

Great Pines Water Company, Inc. was incorporated in November 1986 and is engaged in the bottling, distribution and sale of bottled drinking, purified, and spring water and rental of related dispensing equipment under the "Texas Premium Waters" brand name.

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not be misleading.

The accompanying condensed financial statements should be read in conjunction with the Audited Financial Statements for the Year Ended December 31, 1995 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY

In August 1993, the Company sold an aggregate of 575,000 shares of its common stock, par value $.01 per share, to the public in its initial public offering (the "Offering"), at a price of $5.00 per share. In addition, in connection with the Offering, the Company sold, for a nominal consideration, warrants to purchase an aggregate of 50,000 shares of common stock, at an exercise price of $6.00 per share, to the underwriters of the Offering. The underwriters' warrants are exercisable and expire if not exercised within five years of the Offering. The underwriters have certain registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The Company received aggregate net proceeds of $2,322,500 from the Offering.

The Company issued 33,333 shares of common stock to a private investor in May 1993 at a purchase price of $3.00 per share.

The Company issued 5,000 shares of common stock to a consultant under the Company's 1995 Incentive Stock Plan during July 1995 for services rendered in connection with the promotion of the Company.

The Company issued 3,000 shares of common stock to a former employee under the Company's 1993 Stock Option Plan during March 1996 as the employee exercised vested options.

NOTE C - STOCK OPTION PLANS

The Company's Stock Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Compensation Committee established by the Board of Directors (the "Committee"). The Committee determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Committee may grant (i) "Incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and
(ii) "non-qualified stock options" (options which do not meet the requirements of Section 422).

Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant and must not be exercisable for more than five years from the date of grant. As of March 31, 1996, stock options to acquire 221,000 shares of the Company's common stock have been granted under the Option Plan at an exercise price of $2.00 to $2.20 per share. The options become exercisable beginning March 30, 1995 through December 28, 1998. As of March 31, 1996, 174,200 of these options are exercisable.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee
Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of March 31, 1996, 15,000 options have been granted under the Non-Employee Director Plan at an exercise price of $2.00 to $4.25 per share. None of these options are exercisable as of March 31, 1996.

The Company's's Incentive Stock Plan (Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Committee. The Committee determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options"
(options which do not meet the requirements to Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Committee will also determine the prices, expiration dates and other material features of the incentive awards. As of March 31, 1996, 5,000 shares of common stock were granted under the Incentive Plan.

NOT D - TREASURY STOCK

The Company purchased 2,000 shares of its common stock for $10,000 at the end of the First Quarter of 1994. During the Second and Third Quarter of 1994 and the First Quarter of 1995, the Company issued 700 shares to various customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

GENERAL

The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. The Company's strategy has been to use all available capital for expansion and increasing its customer base. During periods of the growth the Company experiences book losses due to expensing all selling and commission cost. The growth in customer accounts has been accompanied by increased revenues during 1994, 1995 and the First Quarter of 1996. The Company attributes the growth in customer accounts in 1994 and 1995 to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and Dallas/Ft. Worth bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal supplies and general health concerns.

Selling expenses comprise the largest controllable component of expenses. Selling expenses consist primarily of commissions paid to the sales force and telemarketing expenses. Commissions paid on commercial accounts which terminate service within three months of initial set up are refundable to the Company. Commissions paid on commercial accounts are expensed as they are incurred. Commissions represent a higher percentage of total expenses during periods when the Company is adding accounts at an accelerated rate when compared to other expenses, which are not variable.

Transportation expenses include fuel, insurance, repair and maintenance expenses associated with the Company's delivery trucks and vans.

Depreciation and amortization consist of depreciation of the Company's delivery trucks and vans, water dispensers and bottles and the bottling plants. Depreciation and amortization are expected to increase as the Company continues to commit resources to its growing customer base.

Operating expenses included plant expenses, rent, direct production employee costs and raw materials.

General and administrative expenses include centralized administration and support costs.

Other expenses include bad debt, a provision for lost coolers and cash over/short.

Certain reclassifications to prior years' balances were made to conform with the current years' presentation.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues for the three month period ended March 31, 1996 (the "First Quarter of 1996") increased 10% to $1,776,000 versus $1,163,000 during the three month period ended March 31, 1995 (the "First Quarter of 1995"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the First Quarter of 1995 to the First Quarter of 1996.

Transportation expenses increased 11% during the First Quarter of 1996 compared to the First Quarter of 1995, $428,000 and $387,000 respectively. The increase in transportation expenses is due to increased water sales and increased fuel cost.

Depreciation and amortization expenses decreased 5% during the First Quarter of 1996 from the First Quarter of 1995, to $265,000 from $278,000, as a result of certain assets of the Company becoming fully depreciated for book purposes during 1995.

Operating expenses increased 16% during the First Quarter of 1996 from the First Quarter of 1995, to $314,000 from $271,000, primarily due to the increase in number of customers and an increase in cooler repair costs to refurbish the Company's cooler inventory for the 1996 marketing program.

Commissions and other selling expenses decreased 56% during the First Quarter of 1996 from the First Quarter of 1995, to $53,000 from $120,000. The
Company decreased the marketing costs and growth of the Company during the and First quarter of 1995 in order to improve its working capital and financial position. The Company began a marketing program during the Second Quarter of 1996.

General and administrative expenses increased 31% during the First Quarter of 1996 from the First Quarter of 1995, to $536,000 from $409,000. The increase was caused primarily by additional professional fees during the First Quarter of 1996 and increased overhead costs.

Interest expenses increased 3% during the First Quarter of 1996 from the First Quarter of 1995, to $111,000 from $108,000. The increase is caused by the addition of subordinated debt during the Second Quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has typically financed operations from a combination of vendor financing, bank loans and leases, placement of securities and cash generated from operations. The Company generated cash of $2,322,500 from its initial public offering in 1993. During 1993 and 1994, approximately $500,000 of the proceeds were used for expansion and overhead costs to enter the Dallas/Fort Worth market place, approximately $1,500,000 was used for commissions and selling costs to increase the customer base and approximately $300,000 was used for working capital. The Company acquires water coolers and cooler equipment through vendor financing. The Company leases its water processing and bottling plants and various trucks from financial institutions under capital lease arrangements. Additional trucks and equipment are obtained under operating leases.

Net cash from operating activities for the First Quarter of 1996 and the First Quarter of 1995 was $418,000 and $384,000 respectively. The increase is due to decreased marketing and general administrative expenses and increased sales.

Working capital at March 31, 1996 and December 31, 1995 can be shown as follows:

                                     MARCH 31,    DEC. 31,
                                       1996         1995
                                     --------     --------
Cash                                 $231,000     $ 62,000
Accounts receivable, net              552,000      628,000
                                     --------     --------
  Subtotal                            783,000      690,000
                                     --------     --------
Accounts payable                      186,000      271,000
Accrued liabilities                   297,000      154,000
                                     --------     --------
  Subtotal                            483,000      425,000
                                     --------     --------
Working capital                      $300,000     $265,000
                                     --------     --------
                                     --------     --------

During the three month period ended March 31, 1996, the Company made capital expenditures of $25,000 for office equipment and water bottles. No capital expenditures are anticipated in the near future.

During the Second Quarter of 1995, the Company obtained $400,000 in convertible subordinated debt for a term of seven years, to fund additional growth from a cooler manufacturer located in Europe. The interest on the note is at the prime lending rate plus 2%. The lender has the right to have the note converted to common stock of the Company in the event that the Company should fail to repay or otherwise default on the note. Principal and interest payments are deferred until June 1996. As of March 31, 1996, the Company's long-term debt amounted to $500,000 in bank debt, $2,899,000 in vendor financing and $400,000 in convertible subordinated debt. During First Quarter of 1996, the Company was in default of the net worth covenant of a bank loan agreement. The loan balance was refinanced with a new bank to cure the default position. The note is due in monthly installments with interest at prime plus 2%, adjusted quarterly, through October 1998. The note is collateralized by accounts receivable, inventory, equipment vehicles, the assignment of a life insurance policy on a shareholder and 400,000 shares held by a principal shareholder. The note is guaranteed by a corporation related through common ownership up to 37.5% of the outstanding balance and is guaranteed by the Small Business Administration up to 75% of the outstanding balance. The agreement contains no financial covenant restrictions.

Management's strategy is based on increasing the value of the Company by increasing the customer base. Expenses related to new customer acquisitions were greatly decreased during the Fourth Quarter of 1995 and the first quarter of 1996 in order to improve the Company's working capital position. During the Second Quarter of 1996 the Company reestablished it's marketing team and began adding new customers. The marketing program is being funded by internally generated cash from operations. Because the Company records the marketing expense associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's earnings will initially decrease for a period in which the Company experiences rapid growth. Despite the short-term effect of growth on earnings, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the financial performance of the Company.

The Company will not be able to expand significantly or enter into new markets until additional financing is acquired. There can be no assurance that such arrangements will become available on terms acceptable to the Company.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits.

 Exhibit No.                         Description of Exhibit
 -----------                         ----------------------
    10.1 Loan Agreement, dated November 1, 1988, by and between Great Pines Water Company, Inc. and Bank One Texas, National Association, as amended. Exhibit 10.1 to the Company's Registration Statement (#33-63022) on Form SB-2 ("The Registration Statement"), is incorporated herein by reference.

    10.2 Authorization and Loan Agreement with the United States Small Business Administration. Exhibit 10.2 to the Registration Statement is incorporated herein by reference.

    10.3 Lease Agreement, dated April 1, 1990, with DBH Investment Partners No. 3, as amended. Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

    10.4       1993 Stock Option Plan of Great Pines Water Company, Inc.
               Exhibit 10.4 to the Registration Statement is incorporated herein by reference.

    10.5 1993 Non-Employee Director Stock Option Plan of Great Pines Water Company, Inc. Exhibit 10.5 to the Registration Statement is incorporated herein by reference.

    10.6 Form of Loan Agreement by and between Great Pines Water Company, Inc. and Dependable Acceptance Company for the purchase of equipment. Exhibit 10.6 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994 is incorporated herein by reference.

    10.7 Amendment dated December 31, 1994 to Loan Agreement, dated November 1, 1988 by and between Great Pines Water Company,
               Inc. and Bank One Texas, N.A. Exhibit 10.7 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994 is incorporated herein by reference.

    10.8       1995 Incentive Stock Plan of Great Pines Water Company, Inc.
               Exhibit 10.8 to the Company's quarterly report on Form 10-QSB is incorporated by reference.

    10.9 Convertible Debenture, dated April 21, 1995, together with Form of Convertible Note, by and between Great Pines Water Company, Inc. and EBAC Systems Inc. Exhibit 10.9 is filed herewith by reference.

    10.10 Promissory Note dated October 13, 1995 between Great Pines Water Company, Inc. and MetroBank, N.A. for the assumption of equipment loans previously with Bank One Texas, N.A. Exhibit
               10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated by reference.

    10.11 Assignment dated March 22, 1996 of the SBA loan dated October 19, 1991 to Sunbelt National Bank, N.A. from Bank One Texas, N.A. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated by reference.

    10.12 Amendment dated March 22, 1996 to the loan agreement, dated November 1, 1988 by and between Great Pines Water Company, Inc. and Bank One Texas, N.A. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated by reference.

    10.13 Amendment to the Lease Agreement dated April 1, 1990, with DBH Investment Partners No. 3. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated by reference.



     b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES
- - ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Great Pines Water Company, Inc.

Date: May 13, 1996              By: David G. Williams
      ------------                  ------------------------------
                                    David G. Williams
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)