Form 10QSB
period 1996-06-30
GREAT PINES WATER CO INC
filed 1996-08-12
CIK 906285

                                  UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            June 30, 1996
                              -------------------------------------------------
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from---------------------------To--------------------

Commission file number                       1-12130
                      ---------------------------------------------------------

                                 GREAT PINES WATER COMPANY, INC.
- -------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 TEXAS                                    76-0203752
- -------------------------------------------   ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

 600 N. SHEPHERD, SUITE #303 HOUSTON, TX.                   77007
- -------------------------------------------------------------------------------
 (Address of Principal executive offices)                  (Zip Code)

(Issuer's telephone number)      (713) 864-6688
                           ----------------------------------------------------

- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    X    YES        NO
   ---         ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the ExchangE Act after the distribution of securities under a plan confirmed by a court.
              YES               NO
- ------------       -----------
                         APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 CLASS                                        OUTSTANDING AS OF JUNE 30, 1996
- --------------------------------------  ---------------------------------------
(Common Stock, $.01 per value)                      2,417,400 Shares

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                           CONDENSED BALANCE SHEETS
                               (IN THOUSANDS)

                                             JUNE 30,     DECEMBER 31,
                                               1996           1995
                                           ----------     ------------
                                           (Unaudited)
   ASSETS

   CURRENT ASSETS:
        Cash                                $     298      $       62
        Accounts receivable - trade (net)         632             628
        Inventory                                  79              85
        Prepaid sales commissions                   2              10
        Prepaid insurance                         112             168
        Other prepaid expenses                     16               5
                                            ---------      ----------
           Total current assets                 1,139             958
                                            ---------      ----------

   PROPERTY, PLANT AND EQUIPMENT:
        Property, plant and equipment           8,659           8,636
        Accumulated depreciation               (3,492)         (3,043)
                                            ---------      ----------
           Total property, plant and equipment  5,167           5,593
                                            ---------      ----------
   OTHER ASSETS                                    64              55
                                            ---------      ----------
   TOTAL ASSETS                             $   6,370      $    6,606
                                            ---------      ----------
                                            ---------      ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                    $     255      $      271
        Customer deposits                         778             767
        Accrued liabilities and other
          current liabilities                     198             154
        Note payable                               70             143
        Current maturities of long-term debt      736             779
        Current portion of capital lease
          obligations                             105             126
                                            ---------      ----------
           Total current liabilities            2,142           2,240
                                            ---------      ----------
   LONG TERM DEBT                               2,941           3,207

   CAPITAL LEASE OBLIGATIONS                      131             183

   SHAREHOLDERS' EQUITY

        Preferred stock, $1.00 par value;
          1,000,000 shares authorized; no
          shares outstanding at June 30, 1996
          and December 31, 1995                    --              --

        Common stock $.01 par value; 10,000,000
          shares authorized, 2,417,400 and
          2,378,700 shares outstanding
          outstanding at June 30, 1996 and
          December 31, 1995, respectively          24              24
        Additional paid-in-capital              3,119           2,988
        Retained deficit                       (1,980)         (2,029)
        Treasury stock                             (7)             (7)
                                            ---------      ----------
           Total shareholders' equity           1,156             976
                                            ---------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                 $   6,370      $    6,606
                                            ---------      ----------
                                            ---------      ----------

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       GREAT PINES WATER COMPANY, INC.
                        CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS,  EXCEPT PER SHARE DATA)


                                      SIX MONTHS ENDED     THREE MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     -------------------   -------------------
                                      1996        1995      1996       1995
                                     --------   --------   --------   --------
                                          (UNAUDITED)          (UNAUDITED)

     NET SALES:

        Water                        $  2,333   $  2,087   $  1,264   $  1,125
        Equipment rental                1,276      1,201        613        586
        Other                              96         78         52         42
                                     --------   --------   --------   --------
                                        3,705      3,366      1,929      1,753
                                     --------   --------   --------   --------
     COST AND EXPENSES:
        Transportation costs              834        763        407        376
        Depreciation and amortization     526        576        261        298
        Operating costs                   676        597        361        347
        Commissions and other selling     305        403        234        283
                                     --------   --------   --------   --------
                                        2,341      2,339      1,263      1,304
                                     --------   --------   --------   --------

     INCOME FROM OPERATIONS             1,364      1,027        666        449

     OTHER EXPENSES:

        General and Administrative
          costs                           935        858        455        443
        Interest expense (net)            208        197         98        116
        Other Expenses                    173         76        133         34
                                     --------   --------   --------   --------
                                        1,316      1,131        686        593
                                     --------   --------   --------   --------

     INCOME BEFORE TAXES                   48       (104)       (20)      (144)

     TAX EXPENSE                            0          0          0          0
                                     --------   --------   --------   --------

     NET INCOME                      $     48   $   (104)  $    (20)  $   (144)
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

     NET INCOME PER SHARE            $   0.02   $  (0.04)  $  (0.01)  $  (0.06)
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

     WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING               2,386      2,374      2,392      2,374
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           GREAT PINES WATER COMPANY, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------
                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                           $     48    $   (104)
   Adjustments to reconcile net income to net cash
    provided  by operating activities:
      Depreciation and amortization                          535         576
      Loss on disposal of fixed assets                         8           0
      Noncash charges                                        119           0
      Changes in current operating assets and liabilities     89          90
                                                        --------    --------
   Net cash provided by operating activities                 799         562
                                                        --------    --------
CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of property and equipment                       (126)        (96)
   Sale of property and equipment                             27           0
                                                        --------    --------
   Net cash used in investing activities                     (99)        (96)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable and long term debt             101         405
   Payments on note payable and long term debt              (577)       (715)
   Issuance of common stock                                   12          --
                                                        --------    --------
   Net cash used in financing activities                    (464)       (310)
                                                        --------    --------

INCREASE IN CASH                                             236         156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                62         177
                                                        --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    298    $    333
                                                        --------    --------
                                                        --------    --------


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       GREAT PINES WATER COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

Great Pines Water Company, Inc. (the "Company") was incorporated in November 1986 and is engaged in the bottling, distributing and sale of bottled drinking, purified, and spring water and rental of related dispensing equipment under the "Texas Premium Waters" proprietary brand name.

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

The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY

The Company issued 3,000 shares of common stock to a former employee under the Company's 1993 Stock Option Plan during March 1996 as the employee exercised vested options.

During the Second Quarter of 1996, the Company issued 3,200 shares of common stock to employees under the Company's 1993 Stock Option Plan for exercised vested options and 10,000 shares of common stock to a consultant under the Company's 1995 Incentive Stock Plan for legal services rendered. The Company also authorized 22,500 shares of common stock to be issued during the Third Quarter of 1996 under the 1995 Incentive Stock Plan for consulting fees incurred and as settlement in a lawsuit regarding a former director of the Company.

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

Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of June 30, 1996, stock options to acquire 221,000 shares of the Company's common stock have been granted under the Option Plan at an exercise price of $2.00 to $2.375 per share. The options become exercisable beginning March 30, 1995 through December 28, 1998. As of June 30, 1996, 169,000 of these options are exercisable and 6,200 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of June 30, 1996, 12,000 options have been granted under the Non-Employee Director Plan at an exercise price of $2.00 to $3.375 per share. None of these options are exercisable as of June 30, 1996.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995.
An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Committee. The Committee determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Committee will also determine the prices, expiration dates and other material features of the incentive awards. As of June 30, 1996, 15,000 shares of common stock were issued under the Incentive Plan to consultants and an additional 22,500 were authorized to be issued during the Third Quarter.

NOTE D - TREASURY STOCK

The Company purchased 2,000 shares of its' common stock for $10,000 at the end of the Second Quarter of 1994. During the Second and Third Quarters of 1994 and the First Quarter of 1995, the Company issued 700 shares out of treasury to various customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

GENERAL

The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. The Company's strategy has been to use all available capital for expansion and increasing its customer base. During periods of the growth the Company experiences book losses due to expensing all selling and commission costs. This growth in customer accounts has been accompanied by increased revenues during 1994 and 1995 and the First Quarter and Second Quarter of 1996 The Company attributes the growth in customer accounts in 1994 and 1995 to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and Dallas/Ft. Worth bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal supplies and general health concerns.

Transportation expenses include fuel, insurance, repair and maintenance expenses associated with the delivery trucks and vans. Driver and supervisor salaries are also included in transportation expense.

Depreciation and amortization consist of depreciation of the Company's delivery trucks and vans, water dispensers and bottles and the bottling plants.

Operating expenses included plant expenses, rent, direct production employee costs and raw materials.

Commission and other selling expenses comprise the largest controllable component of expenses. Selling expenses consist primarily of commissions paid to the sales force and telemarketing expenses. Commissions paid on customer accounts are expensed as they are incurred. Commissions represent a higher percentage of total expenses during periods when the Company is adding accounts at an accelerated rate when compared to other expenses, which are not variable.

General and administrative expenses include centralized administration and overhead expenses and support costs including utilities, printing, postage, and liability insurance.

Other expenses include bad debt, a provision for lost coolers and cash over/short. Other expenses also include all nonrecurring expenses which are not incurred in the normal course of operations.

Certain reclassifications to prior years' balances were made to conform with the current years' presentation.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues for the three month period ended June 30, 1996 (the "Second Quarter of 1996") increased 10% to $1,929,000 versus $1,753,000 during the three month period ended June 30, 1995 (the "Second Quarter of 1995"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the Second Quarter of 1995 to the Second Quarter of 1996 and price increases during October 1995 and April 1996.

Transportation expenses increased 8% during the Second Quarter of 1996 compared to the Second Quarter of 1995, $407,000 and $376,000 respectively. The increase in transportation expenses is due to increased water sales and increased fuel cost.

Depreciation and amortization expenses decreased 12% during the Second Quarter of 1996 from the Second Quarter of 1995, to $261,000 from $298,000, as a result of certain fixed assets of the Company becoming fully depreciated for book purposes during 1995 and the First Quarter and Second Quarter of 1996.

Operating expenses increased 4% during the Second Quarter of 1996 from the Second Quarter of 1995, to $361,000 from $347,000, primarily due to increased production of water caused by increased sales. The increase is not proportional to the increase in revenues due to improved efficiencies in its
operations.    Commissions and other selling expenses decreased 17% during the Second Quarter of 1996 from the Second Quarter of 1995, to $234,000 from $283,000. The Company decreased the marketing costs and growth of the Company during the First Quarter of 1996 in order to improve its working capital and financial position. The Company began its 1996 marketing program in June.

General and administrative expenses increased 3% during the Second Quarter of 1996 from the Second Quarter of 1995, to $455,000 from $443,000 due to increased support costs caused by increased sales.

Interest expenses decreased 16% during the Second Quarter of 1996 from the Second Quarter of 1995, to $98,000 from $116,000. The decrease is caused by the retirement of debt and capital leases during the Second Quarter of 1996.

Other expenses increased 291% during the Second Quarter of 1996 compared to the Second Quarter of 1995, $133,000 and $34,000 respectively. The primary reason for the increase is due to the Company settling a lawsuit with a former director of the Company regarding stock options and a consulting agreement. The amount of the settlement was paid in cash and stock issued under the Company's 1995 Incentive Plan in July 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues for the six month period ended June 30, 1996 increased 10% to $3,705,000 versus $3,366,000 during the six month period ended June 30, 1995. The principal reason for the increase in revenues was the increase in the number of customer accounts from the Second Quarter of 1995 to the Second Quarter of 1996 and price increases.

Transportation expenses increased 9% during the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995, $834,000 and $763,000 respectively. The increase in transportation expenses is due to increased water sales and increased fuel cost.

Depreciation and amortization expenses decreased 9% during the six month period ended June 30, 1996 from the six month period ended June 30, 1995, to $526,000 from $576,000, as a result of certain fixed assets of the Company becoming fully depreciated for book purposes during 1995 and the six month period ended June 30, 1996.

Operating expenses increased 13% during the six month period ended June 30, 1996 from the six month period ended June 30, 1995, to $676,000 from $597,000, primarily due to increased production of water caused by increased sales.

Commissions and other selling expenses decreased 24% during the six month period ended June 30, 1996 from the six month period ended June 30, 1995, to $305,000 from $403,000. The Company decreased the marketing costs and growth of the Company during the six month period ended June 30, 1996 in order to improve its working capital and financial position. The Company began a marketing program during the Second Quarter of 1996.

General and administrative expenses increased 9% during the six month period ended June 30, 1996 from the six month period ended June 30, 1995, to $935,000 from $858,000 due to increased support costs caused by increased sales and legal expenses incurred in the six month period ended June 30, 1996.

Interest expenses increased 6% during the six month period ended June 30, 1996 from the six month period ended June 30, 1995, to $208,000 from $197,000. The increase is caused by the addition of subordinated debt during the Second Quarter of 1995 and financing for plant additions and general liability and workman's compensation insurance incurred during the First Quarter of 1996.

Other expenses increased 128% during the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995, $173,000 and $76,000 respectively. The primary reason for the increase is due to the Company settling a lawsuit with a former director of the Company regarding stock options and a consulting agreement. The amount of the settlement was paid in cash and stock issued under the Company's 1995 Incentive Plan in July 1996.

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

Net cash from operating activities for the six month period ended June 30, 1996 and the six month period ended June 30, 1995 was $799,000 and $562,000 respectively. The increase is due to decreased marketing expenses and increased sales.

Working capital at June 30, 1996 and December 31, 1995 can be shown as follows:


                                         June 30,       Dec. 31,
                                           1996           1995
                                        ----------     ----------
    Cash                                $  298,000     $   62,000

    Accounts receivable, net               632,000        628,000
                                        ----------     ----------
      Subtotal                             930,000        690,000
                                        ----------     ----------
    Accounts payable                       255,000        271,000

    Accrued liabilities                    198,000        154,000
                                        ----------     ----------
      Subtotal                             453,000        425,000
                                        ----------     ----------
    Working capital                     $  477,000     $  265,000
                                        ----------     ----------
                                        ----------     ----------

During the six month period ended June 30, 1996, the Company made capital expenditures of $147,000 for plant equipment, water bottles and truck improvements. No significant capital expenditures are anticipated in the near future.

As of June 30, 1996, the Company's long-term debt amounted to $549,000 in bank debt, $2,683,000 in vendor financing and $445,000 in convertible subordinated debt. The Company has capital lease commitments of $236,000.

During the first quarter of 1996, the Company was in default of the net worth covenant of a bank loan agreement. The loan balance was refinanced with a new bank to cure the default position. The note is due in monthly installments with interest at prime plus 2%, adjusted quarterly, through October 1998. The note is collateralized by accounts receivable, inventory, equipment vehicles, the assignment of a life insurance policy on a shareholder and 400,000 shares held by a principal shareholder. The note is guaranteed by a corporation related through common ownership up to 37.5% of the outstanding balance and is guaranteed by the Small Business Administration up to 75% of the outstanding balance. The agreement contains no financial covenant restrictions.

During the Second Quarter of 1996, the Company obtained bank financing of $21,600 for the purchase of plant equipment previously financed as a capital lease. The principal balance is due in monthly payments of $600 with interest at prime plus 2%.

On May 1, 1996 the Company applied $45,000 in accrued interest to the principal balance of the convertible subordinated debt as per the loan agreement with a cooler manufacturer located in Europe.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits.

Exhibit No.                   Description of Exhibit
- -----------                   ----------------------

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

   10.9        Convertible   Debenture,   dated   April   21, 1995,  together
               will Form of Convertible Note, by and Between Great Pines Water Company, Inc. and EBAC Systems Inc. Exhibit 10.9 is filed herewith by reference.

   10.10 Promissory Note dated October 13, 1995 between Great Pines Water Company, Inc. and Metrobank, N.A. for the assumption of equipment loans previously with Bank One Texas, N.A. Exhibit
               10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.

   10.11 Assignment dated March 22, 1996 of the SBA loan dated October 19, 1991 to SunBelt National Bank, N.A. from Bank One Texas, N.A.
               Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.

   10.12 Amendment dated March 22, 1996 to the loan agreement, dated November 1, 1988 by and between Great Pines Water Company, Inc. and Bank One Texas, N.A. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.

  10.13 Amendment to the Lease Agreement dated April, 1 1990, with DBH Investment Partners No. 3. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year
               ended  December   31, 1995 in incorporated by reference.

  10.14 Promissory Note dated June 12, 1996 between GPWC and SunBelt National Bank for the purchase of plant equipment. Exhibit
               10.14 is filed herein.


     b)        No reports on Form 8-K were filed during the quarter ended June
               30, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Great Pines Water Company, Inc.

Date: August 12, 1996              By:  David G. Williams
      ---------------                   --------------------
                                   David G. Williams
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)