Form 10QSB
period 1996-09-30
GREAT PINES WATER CO INC
filed 1996-11-13
CIK 906285

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB

(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                               -------------------------------------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to
                                -------------------------       ---------------

Commission file number                       1-12130
                      ----------------------------------------------------------

                        Great Pines Water Company, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Texas                                      76-0203752
-------------------------------------------  ------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification No.)

 600 N. Shepherd, Suite #303 Houston, Tx.                              77007
---------------------------------------------------------------------------------
 (Address of Principal executive offices)                            (Zip Code)

(Issuer's telephone Number)      (713) 864-6688
                            ----------------------------------------------------

--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

          YES         NO
   -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Class                                     Outstanding as of September 30, 1996
-------------------------------            ------------------------------------
(Common stock, $.01 per value)                            2,435,512 Shares

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30,              DECEMBER 31,
                                                                                          1996                      1995
                                                                                      -----------                -----------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
         Cash                                                                         $       648                $        62
         Accounts receivable - trade (net)                                                    611                        628
         Inventory                                                                             92                         85
         Prepaid sales commissions                                                              0                         10
         Prepaid insurance                                                                     38                        168
         Other current assets                                                                   8                          5
                                                                                      -----------                -----------
               Total current assets                                                         1,397                        958
                                                                                      -----------                -----------

PROPERTY, PLANT AND EQUIPMENT:
         Property, plant and equipment                                                      8,746                      8,636
         Accumulated depreciation                                                          (3,757)                    (3,043)
                                                                                      -----------                -----------
               Total property, plant and equipment                                          4,989                      5,593
                                                                                      -----------                -----------
OTHER ASSETS                                                                                   62                         55
                                                                                      -----------                -----------

TOTAL ASSETS                                                                          $     6,448                $     6,606
                                                                                      ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                             $       118                $       271
         Customer deposits                                                                    863                        767
         Accrued liabilities and other current liabilities                                    197                        154
         Note payable                                                                         --                         143
         Current maturities of long-term debt                                                 744                        779
         Current portion of capital lease obligations                                         102                        126
                                                                                      -----------                -----------
               Total current liabilities                                                    2,024                      2,240
                                                                                      -----------                -----------


LONG TERM DEBT                                                                              2,739                      3,207

CAPITAL LEASE OBLIGATIONS                                                                     106                        183

SHAREHOLDERS' EQUITY

         Preferred stock, $1.00 par value; 1,000,000 shares
               authorized; 5,740 shares outstanding at September 30, 1996
               and no shares outstanding at December 31, 1995                                   6                        --

         Common stock $.01 par value; 10,000,000 shares
               authorized, 2,435,512 and 2,378,700 shares outstanding
               outstanding at September 30, 1996 and December 31, 1995,
               respectively                                                                    24                         24
         Additional paid-in-capital                                                         3,663                      2,988
         Retained deficit                                                                  (2,107)                    (2,029)
         Treasury stock                                                                        (7)                        (7)
                                                                                      -----------                -----------
               Total shareholders' equity                                                   1,579                        976
                                                                                      -----------                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $     6,448                $     6,606
                                                                                      ===========                ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                NINE MONTHS ENDED                               THREE MONTHS ENDED
                                                   SEPTEMBER 30,                                   SEPTEMBER 30,
                                           -------------------------------                ---------------------------------
                                              1996                1995                        1996                 1995
                                           ----------         ------------                ------------         ------------
                                                    (UNAUDITED)                                     (UNAUDITED)
   NET SALES:

     Water                                 $    3,672         $      3,405                $      1,339         $      1,317
     Equipment rental                           1,860                1,807                         584                  606
     Other                                        171                  131                          76                   53
                                           ----------         ------------                ------------         ------------
                                                5,703                5,343                       1,999                1,976
                                           ----------         ------------                ------------         ------------

   COST AND EXPENSES:

     Transportation costs                       1,267                1,307                         432                  544
     Depreciation and amortization                792                  892                         267                  316
     Operating costs                            1,049                1,000                         373                  402
     Commissions and other selling                733                  895                         428                  492
     General and Administrative costs           1,408                1,403                         474                  545
     Interest expense (net)                       313                  306                         105                  109
     Other Expenses                               217                  134                          45                   56
                                           ----------         ------------                ------------         ------------
                                                5,779                5,937                       2,124                2,464
                                           ----------         ------------                ------------         ------------

   INCOME BEFORE TAXES                            (76)                (594)                       (125)                (488)

   TAX EXPENSE                                      0                    0                           0                    0
                                           ----------         ------------                ------------         ------------

   NET INCOME                              $      (76)        $       (594)               $       (125)        $       (488)
                                           ==========         ============                ============         ============

   NET INCOME PER SHARE                    $    (0.03)        $      (0.25)               $      (0.05)        $      (0.21)
                                           ==========         ============                ============         ============

   WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                         2,399                2,375                       2,426                2,379
                                           ==========         ============                ============         ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                           1996                 1995
                                                                        -----------         -----------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                        $       (76)        $      (594)

      Adjustments to reconcile net income to net cash
            provided  by operating activities:
            Depreciation and amortization                                       792                 892
            Loss on disposal of fixed assets                                      8                   0
            Noncash charges                                                     166                  26
            Changes in current operating assets and liabilities                 128                 352
                                                                        -----------         -----------
      Net cash provided by operating activities                               1,018                 676
                                                                        -----------         -----------

CASH FLOWS USED BY INVESTING ACTIVITIES
      Purchase of property and equipment                                       (215)               (196)
      Sale of property and equipment                                             27                   0
                                                                        -----------         -----------
      Net cash used in investing activities                                    (188)               (196)
                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from note payable and long term debt                             101                 404
      Payments on note payable and long term debt                              (869)               (945)
      Issuance of common stock                                                   30                  15
      Issuance of preferred stock                                               494                 --
                                                                        -----------         -----------
      Net cash used in financing activities                                    (244)               (526)
                                                                        -----------         -----------

INCREASE IN CASH                                                                586                 (46)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   62                 177
                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $       648         $       131
                                                                        ===========         ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

During the Third Quarter of 1996, the Company issued 9,000 shares of common stock to an employee under the Company's 1993 Stock Option Plan for the exercise of vested options. The Company issued 22,500 shares of common stock under the 1995 Incentive Stock Plan for consulting fees incurred and as settlement in a lawsuit regarding a former director of the Company. The Company issued 4,112 shares to a consultant under the Company's 1995 Incentive Stock Plan for services. The Company also issued 5,000 shares of common stock to a consultant under the Company's 1995 Incentive Stock Plan for legal services to be rendered during the Fourth Quarter of 1996.

In October 1996, the Company completed a private placement which raised
$750,000 in gross proceeds with net proceeds to the Company of $652,500 through the sale of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's common stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions that two years elapse from the date the Purchaser purchases the Shares before the Purchaser can resell (in limited amounts) the Shares (or the Shares of common stock of the Company issuable upon conversion of the Shares) without having to satisfy the registration requirements under the Securities Act. The Preferred Stock is redeemable for cash at any time after March 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of September 30, 1996,

5,740 shares of the Company's Preferred Stock had been sold. The remainder was sold during the Fourth Quarter of 1996.

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

Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of September 30, 1996, stock options to acquire 224,750 shares of the Company's common stock have been granted under the Option Plan at an exercise price of $2.00 to $2.948 per share. The options become exercisable beginning March 30, 1995 through December 28, 1998. As of September 30, 1996, 160,000 of these options are exercisable and 15,200 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of September 30, 1996, 12,000 options have been granted under the Non-Employee Director Plan at an exercise price of $2.00 to $3.375 per share. None of these options are exercisable as of September 30, 1996.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Committee. The Committee determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Committee will also determine the prices, expiration dates and other material features of the incentive awards. As of September 30, 1996, 46,612 shares of common stock were issued under the Incentive Plan to consultants.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues for the three month period ended September 30, 1996 (the "Third Quarter of 1996") increased 1% to $1,999,000 versus $1,976,000 during the three month period ended September 30, 1995 (the "Third Quarter of 1995"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the Third Quarter of 1995 to the Third Quarter of 1996.

Transportation expenses decreased 20% during the Third Quarter of 1996 compared to the Third Quarter of 1995, $432,000 and $544,000 respectively. The decrease in transportation expenses is due to a decrease in the number of trucks utilized.

Depreciation and amortization expenses decreased 16% during the Third Quarter of 1996 from the Third Quarter of 1995, to $267,000 from $316,000, as a result of certain fixed assets of the Company becoming fully depreciated for book purposes during 1995 and the First Quarter and Second Quarter of 1996.

Operating expenses decreased 7% during the Third Quarter of 1996 from the Third Quarter of 1995, to $373,000 from $402,000, due to improved efficiencies in operations.

Commissions and other selling expenses decreased 13% during the Third Quarter of 1996 from the Third Quarter of 1995, to $428,000 from $492,000. The Company decreased the marketing costs and growth of the Company during the First Quarter of 1996 in order to improve its working capital and financial position. The Company began its 1996 marketing program in June, 1996.

General and administrative expenses decreased 13% during the Third Quarter of 1996 from the Third Quarter of 1995, to $474,000 from $545,000 due to decreased support costs.

Interest expenses decreased 4% during the Third Quarter of 1996 from the Third Quarter of 1995, to $105,000 from $109,000. The decrease is caused by the retirement of debt and capital leases during 1996.

Other expenses decreased 20% during the Third Quarter of 1996 compared to the Third Quarter of 1995, $45,000 and $56,000 respectively. The decrease is due to a reduction in bad debt expense.

The Company reported a loss after income taxes of $125,000 for the Third Quarter of 1996 compared to a loss after taxes of $488,000 for the Third Quarter of 1995. The decreased net loss was caused by increased revenues, decreased commission and selling costs and decreased transportation expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues for the nine month period ended September 30, 1996 increased 7% to $5,703,000 versus $5,343,000 during the nine month period ended September 30, 1995. The principal reason for the increase in revenues was the increase in the number of customer accounts from the nine month period ended September 30, 1996 to the nine month period ended September 30, 1996 and price increases.

Transportation expenses decreased 3% during the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995, $1,267,000 and $1,307,000 respectively. The decrease in transportation expenses is due to to a decrease in the number of trucks utilized partially offset by higher water sales and increased fuel costs.

Depreciation and amortization expenses decreased 11% during the nine month period ended September 30, 1996 from the nine month period ended September 30, 1995, to $792,000 from $892,000, as a result of certain fixed assets of the Company becoming fully depreciated for book purposes during 1995 and the nine month period ended September 30, 1996.

Operating expenses increased 5% during the nine month period ended September 30, 1996 from the nine month period ended September 30, $1,049,000 and $1,000,000 respectively. Operating costs did not increase at a rate proportional to sales due to improved operating efficiencies in operations.

Commissions and other selling expenses decreased 18% during the nine month period ended September 30, 1996 from the nine month period ended September 30, 1995, to $733,000 from $895,000. The Company decreased the marketing costs and growth of the Company during the nine month period ended September 30, 1996 in order to improve its working capital and financial position. The Company began a marketing program in June, 1996.

General and administrative expenses remained the same during the nine month period ended September 30, 1996 from the nine month period ended September 30, 1995, to $1,408,000 from $1,403,000. General and administrative expenses did not increase at a rate proportional to sales due to improved efficiencies.

Interest expenses increased 2% during the nine month period ended September 30, 1996 from the nine month period ended September 30, 1995, to $313,000 from $306,000. The increase is caused by the additions of subordinated debt during the Second Quarter of 1995.

Other expenses increased 62% during the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995, $217,000 and $134,000 respectively. The primary reason for the increase is due to the Company settling a lawsuit with a former director of the Company regarding stock options and a consulting agreement. The amount of the settlement was paid in cash and stock issued under the Company's 1995 Incentive Plan in July 1996.

The Company reported a loss after income taxes of $76,000 for the nine months ended September 30, 1996 compared to a loss after taxes of $594,000 for the same period in 1995. The decrease in loss was caused by increased revenues, decreased commission and selling costs and improved efficiencies.

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

During the Third Quarter of 1996, the Company issued a Private Placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's common stock at a conversion price of $4.17 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from

$106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of September 30, 1996, 5,740 shares of the Company's Preferred Stock had been sold. The remainder was sold during the Fourth Quarter of 1996. The proceeds are to be used for sales and commission costs and working capital.

The Company acquires water coolers and cooler equipment through vendor financing. The Company leases its water processing and bottling plants and various trucks from financial institutions under capital lease arrangements. Additional trucks and equipment are obtained under operating leases.

Net cash from operating activities for the nine month period ended September 30, 1996 and the nine month period ended September 30, 1995 was $1,018,000 and $676,000 respectively. The increase is due to increased sales and decreased marketing costs.

During the nine month period ended September 30, 1996, the Company made capital expenditures of $215,000 for plant equipment, water bottles and truck improvements. No significant capital expenditures are anticipated in the near future.

As of September 30, 1996, the Company's long-term debt amounted to $493,000 in bank debt, $2,559,000 in vendor financing and $431,000 in convertible subordinated debt. The Company has capital lease commitments of $208,000.

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

On May 1, 1996 the Company applied $45,000 in accrued interest to the principal balance of the convertible subordinated debt as per the loan agreement with a cooler manufacturer in Europe.

Management's strategy is based on increasing the value of the Company by increasing the customer base. Expenses related to new customer acquisitions were greatly decreased during the Fourth Quarter of 1995 and the first quarter of 1996 in order to improve the Company's working capital position. During the Second Quarter of 1996 the Company reestablished it's marketing team and began adding new customers. The marketing program is being funded by internally generated cash from operations and, during the Third and Fourth Quarters of 1996, the private placement of 7,500 shares of the Company's Series A Preferred Stock. Because the Company records the marketing expense associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's earnings will initially decrease for a period in which the Company experiences rapid growth. Despite the short-term effect of growth on earnings, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the financial performance of the Company.

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

 10.12     Amendment dated March 22, 1996 to the loan agreement, dated November 1,1988 by and between Great Pines Water
           Company, Inc. and Bank One Texas, N.A. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.


 10.13     Amendment to the Lease Agreement dated April, 1 1990, with DBH Investment Partners No. 3. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.

 10.14     Promissory Note dated June 12, 1996 between GPWC and SunBelt National Bank for the purchase of plant equipment. Exhibit 10.14 is filed herein by reference.

 10.15     Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred Stock, $1.00 Par
           Value of Great Pines Water Company, Inc. Exhibit 10.15 is filed herein.

 27.       Financial Data Schedule. Exhibit 27 is filed herein.


 b)       No reports on Form 8-K were filed during the quarter ended September
          30, 1996.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Great Pines Water Company, Inc.

Date: November 13, 1996                   By: Kevin F. Vigneaux
                                              --------------------------
                                   Kevin F. Vigneaux
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBIT

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

 10.12     Amendment dated March 22, 1996 to the loan agreement, dated November 1,1988 by and between Great Pines Water
           Company, Inc. and Bank One Texas, N.A. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.


                            INDEX TO EXHIBIT - CONT.

Exhibit No.                         Description of Exhibit
-----------                         ----------------------
 10.13     Amendment to the Lease Agreement dated April, 1 1990, with DBH Investment Partners No. 3. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 in incorporated by reference.

 10.14     Promissory Note dated June 12, 1996 between GPWC and SunBelt National Bank for the purchase of plant equipment. Exhibit 10.14 is filed herein by reference.

 10.15     Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred Stock, $1.00 Par Value
           of Great Pines Water Company, Inc. Exhibit 10.15 is filed herein.

 27        Financial Data Schedule. Exhibit 27 is filed herein.