Form 10KSB
period 1996-12-31
GREAT PINES WATER CO INC
filed 1997-03-31
CIK 906285

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
                          Commission File No 1-12130

                       GREAT PINES  WATER COMPANY, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           TEXAS                                             76-0203752
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR  ORGANIZATION)                           IDENTIFICATION NO.)

                         600 NORTH SHEPHERD, SUITE 303
                             HOUSTON, TEXAS 77007
                                (713) 864-6688
  (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
     Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

Yes  X    No
    ___     ___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Issuer's revenues for its most recent fiscal year were $7,495,000.

As of March 24, 1997, there were outstanding 2,453,012 shares of the registrant's Common Stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock or voting stock held by nonaffiliates of the registrant (based on the last sales price for the Common Stock on Nasdaq SmallCap market March 24, 1997) was approximately $5,052,000.

Transitional Small Business Disclosure Format ( Check one):  Yes   ; No  X
                                                                ___     ___

                        GREAT PINES WATER COMPANY, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS


PART I.............................................................     1
ITEM 1.  DESCRIPTION OF BUSINESS...................................     1
ITEM 2.  DESCRIPTION OF PROPERTY...................................     7
ITEM 3.  LEGAL PROCEEDINGS.........................................     7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     7

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.......................................     8
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................     9
ITEM 7.  FINANCIAL STATEMENTS......................................    13
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.......................    13

PART III...........................................................    14
ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT    14
ITEM 10. EXECUTIVE COMPENSATION....................................    15
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT................................................    17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................    18

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Great Pines Water Company, Inc., a Texas corporation ("Great Pines" or the "Company"), processes, delivers and sells bottled water to homes and businesses in the greater Houston and Dallas-Fort Worth ("DFW") metropolitan areas, under the assumed name of "Texas Premium Waters." The Company completed its initial public offering of Common Stock, par value $.01 per share (the "Common Stock"), in August 1993. Its shares are traded on Nasdaq SmallCap market under the symbol "GPWC."

INDUSTRY BACKGROUND

Sales of bottled water in the U.S. market have grown significantly, increasing from approximately 317 million gallons in 1976 to approximately 2.9 billion gallons in 1995 ($3.4 billion), according to a September 1996 article in Beverage World. According to Business Trend Analysts, Inc., production of non-sparkling water in the United States increased at a rate of approximately 10% per year for the last ten years, which is among the fastest growing segments of
the beverage industry.   Business Trend Analysts, Inc. predicts that water sales
will continue to grow at a rate of approximately 10% per year, resulting in sales of approximately 4 billion gallons in 2000. Annual bottled water consumption increased from 2.8 gallons per capita in 1980 to 11.0 gallons per capita in 1995 and it is projected to reach 14.2 gallons per capita in 2000.

Bottled water has grown in popularity as consumers have become increasingly concerned about impurities in municipal water supplies. According to a cover story in U. S. News and World Report, dated July 29, 1992, drinking water in various regions of the U. S. may have impurities that pose health hazards to consumers. Based upon a study of the water crisis, this article highlights three main problems with today's municipal tap water: lead content, certain dangerous carcinogenic chemical by-products resulting from over-chlorination of some municipal water, and pollution of existing underground water sources by toxic waste dumping. The U.S. Environmental Protection Agency is quoted as stating that more than 40 million Americans drink tap water at their homes that has hazardous or excessive levels of lead, resulting from lead in municipal water lines or home plumbing. Furthermore, in 1987, a study of 1,000 "superfund" waste sites found that 80% were leaking toxic waste into the ground water. The Company believes that this heightened awareness will cause consumers in the United States to turn to bottled water as an alternative, and that will result in increased demand for healthy and clean bottled water and in increased growth in the bottled water market. The Company believes that it is well positioned to take advantage of such increased demand.

The bottled water market comprises three major segments: non-sparkling, sparkling and imported water.

 . Non-sparkling, or still, water contains no carbonation and is consumed as an "alternative to tap water." Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines. Distinctions are often made among brands of non-sparkling water based on their source, level of mineral content and the method of purification (distillation, deionization or reverse osmosis).

 . Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field. Sparkling water includes domestic sparkling water, club soda and seltzer, and typically is sold through normal food and beverage retail channels.

 . Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers." Imported water is sold through normal food and beverage water alternatives.

Non-sparkling bottled water is currently distributed through three channels: office and home delivery, retail stores and vending machines. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, bottled water delivered to the home or office has the highest per gallon price, with off-the-shelf bottled water sold through retail channels having the next highest per gallon price and, finally, vended water, which has the lowest price per gallon. See "--Retail Pricing and Payment."

BUSINESS AND OPERATIONS

The Company provides office and home delivery of five-gallon bottles of water, as well as water dispensers and cups. The Company offers three types of water-- spring water, drinking water and purified water, and four types of dispensers-- one that offers both room temperature and chilled water, one that offers both room temperature and heated water, one that offers both heated and chilled water and has a small built-in refrigerator, and one that offers room temperature water only. A large majority of the Company's customers rent the dispenser offering both room temperature and chilled water. Each type of dispenser can utilize either the Company's closed water delivery system or the more conventional open water system. In the closed system, the cap remains on the bottle, the bottle is inverted into the top of the dispenser, and a device in the dispenser punctures the seal of the cap. The closed system reduces both spillage of the water during bottle replacement and the risk of contamination of the water from the exterior neck of the bottle. In the open water system, the entire plastic cap on top of the water bottle is removed first and the bottle is then inverted into the top of the dispenser. As of December 31, 1996, the Company owned approximately 35,500 water dispensers, of which approximately 32,000 utilized the closed system and approximately 3,500 utilized the open system.

As of December 31, 1996, the Company served approximately 16,544 customers in the Houston area and approximately 12,314 customers in the DFW area. No single customer represents more than 1% of the Company's gross revenues. The following chart shows the approximate number of total accounts of the Company at the indicated dates, the new accounts of the Company added since the previous date, net of losses, and the percentage increase in total accounts:

                              December 31,
                              ------------
                        1996      1995    1994 (1)
                        ----      ----    --------
Net New Accounts        1,305     2,003     7,500
Total Accounts         28,558   27,2532     5,250
Percentage Increase         5%        8%       42%

(1)  Increase was due to the expansion into the DFW marketplace during 1994.

DELIVERY, BOTTLING, AND WATER SUPPLY

As of December 31, 1996, the Company owned or leased 25 "ten-bay" trucks that it uses to deliver full water bottles to customers and to pick up empty bottles. Each ten-bay truck is capable of carrying 288 five-gallon water bottles. The Company believes that a majority of its current competitors primarily use smaller "eight-bay" beverage trucks, which are generally capable of carrying only 200 five-gallon water bottles. The Company's larger delivery trucks permit the Company to service its customers either once every 19 days or 38 days, depending on the average amount of water delivered, as opposed to the 10 or 20 day cycle of its competitors. The Company believes that its ability to deliver on a 19-day or 38-day average cycle enables it to have a competitive advantage over many of its competitors, increasing delivery efficiency and decreasing delivery cost. The Company also owns or leases 25 cube vans for special deliveries and new account setups. The Company's customers are segregated geographically and placed on one of the routes that are maintained by the Company. At the present time, the Company maintains approximately 350 separate routes. The Company's drivers are paid on a per-delivered-bottle basis, further promoting efficiency and higher utilization of the delivery trucks. The Company's drivers are eligible for commissions for qualifying new customer accounts they generate.

As of December 31, 1996, the Company owned approximately 143,000 five-gallon bottles. Empty bottles picked up from customers are stored at the Company's facilities until required to be used. Each day a sufficient number of empty bottles are washed, filled and loaded onto delivery trucks to satisfy delivery requirements for the next day. On an average day, the Company delivers approximately 3,000 bottles of water.

At the present time, the Company' obtains spring water from natural springs in Jasper, Texas. The Company purchases the spring water from owners of the springs who deliver the spring water to the Company's facilities in Houston and Grand Prairie, near Dallas. In accordance with applicable regulations, chlorine is added to the spring water in the tanker truck. The water is tested and the tanker truck unloads the spring water into two 5,000-gallon fiberglass tanks. The spring water is maintained in these tanks until it is bottled. Prior to bottling, spring water from the tanks is carbon-filtered and ozonated to remove the chlorine that was previously added. At the present time, the Company uses water from the individual cities' municipal water system for its drinking and purified water. Drinking and purified water are processed through carbon filtration and reverse osmosis equipment at the Company's facilities. Certain food grade minerals (calcium and magnesium) are added to drinking water to add taste. Purified water is deionized.

RETAIL PRICING AND PAYMENT

The Company's drinking water competes with non-sparkling water delivered by its direct competitors, sold in containers inside retail outlets and with water produced by water vending machines located at supermarkets and other retail locations. As with many consumer products, the costs of packing and distributing drinking water sold by these competing methods comprise a significant portion of the total product cost, and these costs are reflected in the retail price to the consumer. In the Company's sales areas, non-sparkling water sold in five-gallon containers delivered directly to consumers' offices or homes generally sells for $1.50 to $1.75 per gallon. As of December 31, 1996, the Company charged $8.35 to $8.85 for a five gallon bottle of spring water (or $1.67 to $1.77 per gallon) and $7.35 to $7.85 for a five gallon bottle of drinking or purified water (or $1.47 to $1.57 per gallon). Customers who purchase more than ten bottles of water per month are offered discounts of ten to twenty percent. As of December 31, 1996, the Company rented water dispensers for $10.40 to $18.10 per month, depending on the type of dispenser. Customers are billed every four weeks for the cost of the dispenser rented and all the water products and cups delivered to them. Customer billing services are performed by Company employees at the Company's Houston and Grand Prairie facilities. During the twelve-month period ended December 31, 1996, the Company maintained its pricing levels for bottled water. The Company intends to remain competitive with its competition and raise the prices of its bottled water products as market conditions permit.

EXPANSION

Great Pines' growth has been achieved through a three-tiered strategy aimed initially at increasing density along existing sales routes, secondly at establishing new sales routes in existing cities, and finally at penetrating new cities. This strategy focuses on adding new customers through the Company's marketing plan. See "Marketing". The Company records the marketing expenses associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's net income will initially decrease for a period in which the Company experiences rapid growth. The Company experienced such a decrease in connection with its expansion into the DFW market in 1994. Despite the short-term, negative effect of this expansion on net income, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the long-term financial performance of the Company.

MARKETING

Great Pines utilizes a telemarketing sales program in establishing commercial and residential customers. The Company also contracts a direct sales force to market its products on a commission basis. The marketing team solicits potential customers in specific geographic areas in which the Company desires to increase the density of existing routes or in which it desires to establish new routes. By targeting growth in specific areas, the Company is able to increase efficiency of delivery and decrease delivery time and costs. The telemarketing sales program utilizes a computer software system which can automatically dial a specified range of phone numbers, and has the ability to recognize a "live" voice once a connection is made and to transfer such calls to a salesperson. Telephone numbers are input from a purchased, demographically-focused list which is screened for certain income and credit levels. The computer software system bypasses busy signals and answering machines and enables the Company's telemarketers to reach more potential customers in substantially less time. Potential customers are offered free trial usage, usually for one month, which includes a cooler and two bottles of water. Once a potential customer agrees to accept the trial offer, the Company's goal is to have the water dispenser and water delivered within an hour of acceptance.

The Company has also implemented a customer retention program. Should a customer telephone to discontinue delivery service, a special customer service representative is immediately assigned to the call to address potential problems and resolve any issues. In the event that the customer still wants to discontinue service, a representative is sent to personally visit the customer within forty eight hours. In the Company's experience, its customer retention program is successful in reversing subscriber cancellations and in retaining the customer approximately 70% of the time.

COMPETITION

The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled water market directly with other home delivery water companies, indirectly with companies that provide water vending machines and with off-the-shelf marketers. The Company's water products compete not only with other bottled water products but also with other types of beverages, including soft drinks, coffee, beer, wine, fruit juices and tap water. The Company competes with vending water and off-the-shelf marketers on the basis of
(1) taste (many customers claim that water bottled in five-gallon plastic bottles has better taste compared to water in one-gallon plastic bottles, which sometimes has a "plastic" taste), (2) the convenience of home delivery, and (3) the dispenser (i.e. the ability to have heated, chilled or room temperature water, depending on the type of dispenser rented). Such competition includes bottlers and distributors of water products, several of which are more experienced and have greater financial and management resources and have established proprietary trademarks and distribution facilities. Certain of the Company's potential customers may use water filtration systems installed in their homes and businesses. These systems are expensive to purchase, and must be installed and maintained. The Company believes that these have not had and will not have a material effect on the Company's operations in the foreseeable future.

Many bottled water companies in the United States are owned by European or Japanese companies. Nestle (Swiss) owns the Perrier, Great Bear, Poland Springs, Ozarka, Oasis, Zephyrhills, Arrowhead, Calistoga, Ice Mountain and Volvic brands. BSN Group (French) owns the Evian brand. Suntory (Japanese) owns the Belmont Springs, Crystal, Kentwood, Polar, Willow and Talwonda Springs brands. Most of these companies are larger and have substantially greater management and financial resources than the Company. The Company markets the Company's products as independent "American" products.

EQUIPMENT SUPPLY

As of December 31, 1996 the Company is negotiating for a long-term agreement for the purchase and financing of water coolers. The Company purchases its bottles, caps and water delivery system components from various vendors. There are numerous manufacturers of all such items, and different cap design and water delivery systems whose components may be used with the Company's existing dispensers. There are no written agreements obligating any such suppliers to supply the Company with any such supplies, as is typical in this industry.

SEASONALITY

Bottled water sales revenues are seasonal, with sales in the winter months being lower than sales in the summer months when consumption is greater. Equipment rental revenues are not seasonal.

IMPACT OF INFLATION

The Company believes that the present relatively low rate of inflation will not have a significant impact on the Company. Historically, the Company has increased prices to its customers in excess of inflation, and anticipates that it will be able to do so for the foreseeable future. In addition, the Company believes it will enjoy certain economies of scale as it continues to expand, such as increasing purchasing power for the purchase of water bottles, dispensers, and ancillary supplies and reduced distribution costs as route density increases. As a result, the Company does not believe inflation will have a material adverse impact on the Company's operations for the foreseeable future.

PATENT AND TRADEMARKS

The Company does not hold any patents. In October 1993, the Texas Secretary of State granted the Company's application to register its Texas Premium Waters trademark and design. The Company plans to market its bottled water in expansion markets outside of Texas under a comparable "Premium Waters" trade name, and intends to apply for trademarks in the appropriate states. There can be no assurance that the applications will be granted or that other entities might not assert superior or exclusive rights on the Company's trademark and seek or obtain damages from or injunctive relief against the Company based on its use of that trademark. Although there can be no assurance that the loss of the Company's trademark and design would not effect sales, the Company believes that if it were unable to continue to use the trademark and design, its operations would not be materially affected.

GOVERNMENT REGULATIONS

The bottled water industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business, to pay annual license and inspection fees, to comply with certain standards regarding its water products and to continuously control the quality and quantity of those products. Regulations of the U.S. Environmental Protection Agency established under The Safe Drinking Water Act principally govern matters of purity and safety. Regulations of the U.S. Food and Drug Administration govern purification and bottling practices. Regulations of the Texas Department of Health (the "TDH") require, among other things, registration of the Company, weekly submission of water samples, and that an operator certified by the TDH be present at the Company's facilities at all times. The Company believes that it is operating in substantial compliance with these laws and regulations. Representatives of the City of Houston, the City of Grand Prairie and the TDH conduct periodic inspections of the Company's facilities, as well. Should the Company expand its operations outside the Houston and DFW metropolitan areas, it may become subject to additional laws and regulations and may have to incur additional costs related to compliance with such laws and regulations.

INSURANCE

The Company currently maintains $2 million in general liability and $1 million in product liability insurance. The Company also maintains automobile insurance for its delivery fleet with coverage up to $1 million per occurrence. The Company is a subscriber to Texas Workers' Compensation. The Company carries a $4 million umbrella liability insurance policy. The Company believes these insurance policies are adequate given the nature and size of its business, and will reevaluate its coverage limits as its management considers prudent. There can be no assurance that such insurance will be sufficient or effective under all circumstances.

EMPLOYEES

As of December 31, 1996, the Company had 182 full-time employees, including 56 in administration, 53 in marketing and 73 in production and delivery. All marketing employees are compensated on a commission basis. Drivers are compensated on a per-delivered bottle basis. All other employees are paid wages, on a weekly or semi-monthly basis. The Company's employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY


The Company leases approximately 22,000 square feet for its Houston facilities, including office space, storage, and bottling and distribution. The Company also leases approximately 25,000 square feet in Grand Prairie, Texas for similar facilities in the DFW area.

ITEM 3.  LEGAL PROCEEDINGS


The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel that the outcome of these legal actions will not have a material adverse effect upon the financial position and results of operations of the Company.

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit , the Company alleges that Liqui-Box sold a defective water system, which , in turn, the Company leased to its bottled water customers. The Company seeks monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.1 million were awarded to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS


The Company's Common Stock has traded on the Nasdaq SmallCap market under the symbol "GPWC" since August 10, 1993. Prior to August 10, 1993 there was no public market for the Company's Common Stock.

As of March 24, 1997, there were 2,451,712 outstanding shares of the Common Stock of the Company (net of treasury shares) held by approximately 500 shareholders of record. The following table sets forth the high and low bid price per share of the Common Stock on the Nasdaq SmallCap market for the periods presented. The prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

          1995              High    Low
          ----              ----    ---
          First Quarter      4      1 7/8
          Second Quarter     4      2 1/4
          Third Quarter      3 1/8  2 1/8
          Fourth Quarter     3 3/8  2 1/4

          1996
          ----
          First Quarter      4 1/2  2 1/4
          Second Quarter     4 5/8  3 3/8
          Third Quarter      4 9/16 2 1/8
          Fourth Quarter     6 5/8  3 5/8

The Company has not paid any cash dividends on its Common Stock since inception and the Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. The Company's agreements with its current lenders prohibit the payment of dividends. It is the present policy of the Board of the Directors to retain earnings, if any, for use in developing and expanding the Company's business.

During the fourth quarter of 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share (the "Preferred Stock Offering").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company. This data should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              YEAR ENDED DECEMBER 31,
                                                                             -------------------------
                                                                              1996     1995      1994
                                                                             ------   ------    ------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues                                                                     $7,495   $7,121   $ 6,076
Operating costs                                                               1,391    1,284       950
Transportation costs                                                          1,745    1,802     1,534
Depreciation and amortization                                                 1,064    1,149       822
Commissions and other selling costs                                           1,231    1,141     1,487
General and administrative costs                                              2,084    2,091     2,239
                                                                             --------------------------
Loss from operations                                                            (21)    (345)     (955)
Other expense (income)                                                          623      433       343
                                                                             --------------------------
Loss before income taxes                                                       (644)    (778)   (1,297)
Income tax expense (benefit)                                                      0      (44)     (317)
                                                                             --------------------------
Loss after income taxes                                                        (644)    (734)     (980)
Dividends on Preferred Stock                                                     25        0         0
                                                                             --------------------------
Loss attributable to Common Stock                                              (699)    (734)     (980)
                                                                             ==========================
Loss  per common share                                                        $(.28)   $(.31)    $(.41)
                                                                             ==========================
BALANCE SHEET DATA:
Total Assets                                                                 $6,263   $6,606   $ 7,760
Current and long term debt and capital lease obligations                     $3,480   $4,295   $ 4,979

OTHER DATA:
EBITDA (1)                                                                   $  830   $  811   $  (112)
Cash flow from Operations                                                    $  704   $  707   $  (213)

(1) EBITDA is defined as the sum of (i) loss before income taxes; (ii) interest; and (iii) depreciation and amortization, as reported on the Company's income statement. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of the Company.

GENERAL

The Company was incorporated in 1986 and began operations in 1987. The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. As of December 31, 1996, the Company serviced approximately 28,558 customers as compared to 27,253 at December 31, 1995. This growth in customer accounts has been accompanied by increased revenues during 1996 and 1995. The Company attributes the growth in customer accounts to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and DFW bottled water markets. Some of the factors that the

Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal water supplies and general health concerns.

Commissions and other selling costs comprise the largest controllable component of expenses. Selling expenses consist primarily of commissions paid to the sales force and telemarketing expenses. Commissions paid are expensed as they are incurred. Commissions represent a higher percentage of total expenses during periods when the Company is adding accounts at an accelerated rate when compared to other expenses, which are not as variable.

Transportation expenses include lease expense, fuel, insurance, repair and maintenance expenses associated with the Company's delivery trucks and vans.

Depreciation and amortization and operating expenses consist primarily of depreciation of the Company's delivery trucks and vans, water dispensers and bottles and the bottling plants. Depreciation and amortization are expected to increase as the Company continues to commit resources to its growing customer base.

General and administrative expenses include centralized administration and support costs.

The Company currently provides for coolers which are lost or stolen as a reduction of fixed assets.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 and 1995

Revenues in 1996 increased 5% to $7,495,000 from $7,121,000 in 1995. The increase was primarily the result of the addition of new customers and price increases during 1996.

Operating costs increased slightly, as a percentage of sales, to 19% or $1,391,000 in 1996 from 18% or $1,284,000 in 1995. During 1995, the Company benefited from a credit granted by a cap supplier of approximately $40,000 in settlement of a dispute.

Transportation Costs decreased 2% , as a percentage of sales, to 23% or $1,745,000 in 1996 from 25% or $1,802,000 in 1995. The decrease is due to a decrease in the number of trucks partially offset by increased fuel costs which was caused by an increase in water sales.

Depreciation and amortization costs decreased, as a percentage of sales, to 14% or $1,064,000 in 1996 from 16% or $1,149,000 in 1995. The decrease is due to certain fixed assets of the Company becoming fully depreciated during 1995 and 1996.

Commissions and other selling costs, as a percentage of sales, remained stable at 16% or $1,231,000 and $1,141,000 during 1996 and 1995, respectively.
Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During the fourth quarter of 1996, the Company completed the Preferred Stock Offering with net proceeds of $652,500. The Company was able to significantly expand its marketing efforts due to the availability of cash. During the three month period ended December 31, 1996, commissions and other selling costs were $498,000 as compared to $246,000 during the three month period ended December 31, 1995. This is partially offset by decreased marketing activities during the first two quarters of 1996.

General and administrative expenses, as a percentage of sales, decreased to 28% or $2,084,000 during 1996 from 29% or $2,091,000 during 1995. During 1996, the
Company recognized as a reduction of bad debt expense, the write down of certain unclaimed customer deposits of approximately $70,000.

Interest expense, as a percentage of sales, decreased to 5% or $410,000 in 1996 compared to 6% or $441,000 in 1995. This is primarily due to reductions in long term debt.

Other expenses, as a percentage of sales, was 3% or $218,000 during 1996. The Company charged approximately $117,000 to other expenses due to an unfavorable judgment being rendered against the Company. The plaintiff in a suit provided certain printing services to the Company. The Company's position was that services were not performed and withheld payment from the plaintiff . The Company intends to appeal the court's decision. Also, the Company charged approximately $87,000 to settle a dispute with a former member of the Board of Directors of the Company. Another $14,000 was expensed for the settlement of a dispute with a consultant.

The Company reported a loss after income taxes of $644,000 in 1996, compared to a loss after income taxes of $734,000 in 1995. The decrease in the loss during 1996 was caused by increased revenues and improved operating efficiencies. This was significantly offset by the Other expenses of $218,000.

Year Ended December 31, 1995 and 1994

Revenue in 1995 increased 17% to $7,121,000 from $6,076,000 in 1994. The increase was the result of the addition of new customers and price increases during 1995.

Operating expenses increased, as a percentage of sales, to 18% or $1,284,000 in 1995 from 16% or $950,000 in 1994. The increase was the result of the inclusion of one full year of operating expenses for the Grand Prairie plant in 1995.

Transportation costs remained the same, as a percentage of sales, at 25% or $1,802,000 in 1995 compared to $1,534,000 in 1994.

Depreciation and amortization costs increased, as a percentage of sales, to 16% or $1,149,000 from 14% or $822,000 in 1994. The increase was the result of the additional costs associated with assets purchased to facilitate the Company's growth and expansion into DFW during 1994 and 1995.

Commission and selling expenses, as a percentage of sales, decreased to 16% or $1,141,000 in 1995 from 24% or $1,487,000 in 1994. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing effort. The decrease in commission and selling expenses in 1995 is due to a reduction in available cash.

General and administrative expenses, as a percentage of sales, decreased to 27% or $1,897,000 in 1995 from 35% or $2,117,000. The percentage decrease relates primarily to a reduction in overhead costs due to improved efficiency. Additionally, the Company did not have expenses associated with expansion into new markets during 1995.

Interest expense remained the same, as a percentage of sales, at 6% or $433,000 in 1995 compared to $364,000 in 1994.

The Company reported a loss after income taxes of $734,000 in 1995, compared to a loss after income taxes of $980,000 in 1994. The decrease in the loss during 1995 was caused by the increased revenues associated with acquiring additional customer accounts obtained in connection with the Company's expansion into the DFW area and decreased commissions and selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has typically financed operations from a combination of vendor financing, bank loans and leases, placement of securities and cash generated from operations. The Company acquires water coolers and cooler equipment through vendor financing. The Company leases water processing and bottling plants and various trucks from financial institutions under capital lease arrangements. Additional trucks and equipment are obtained under operating leases.

Net cash provided by operating activities in 1996 was $714,000 compared to $707,000 in 1995. The increase in the Company's net cash provided by operating activities was primarily the result of an increase in customer deposits. This was partially offset by an increase in accounts receivable coupled with a decrease in accounts payable.

During 1996, the Company made capital expenditures of $381,000 for plant equipment, water bottles and trucks and truck improvements. No significant capital expenditures are anticipated in the near future. The Company used cash of $185,000 for capital expenditures in 1995. Cash was used for the purchase of water bottles, office equipment, trucks, and truck improvements during 1996. Plant equipment of $22,000 was financed through a note to a bank.

As of December 31, 1996, the Company's long term debt amounted to $439,000 in bank debt, $2,449,000 in vendor financing, and $408,000 in convertible subordinated debt. The Company had capital lease commitments of $184,000 as of December 31, 1996.

During the first quarter of 1996, the Company was in default of the net worth covenant of a bank loan agreement. The loan balance was refinanced with a new bank to cure the default position. The note is due in monthly installments with interest at prime plus 2%, adjusted quarterly, through October 1998. The note is collateralized by accounts receivable, inventory, equipment, vehicles, the assignment of a life insurance policy on a shareholder and 200,000 shares held by a principal shareholder. The note is guaranteed by a corporation related through common ownership up to 37.5% of the outstanding balance and is guaranteed by the Small Business Administration up to 75% of the outstanding balance. The new agreement contains no financial covenant restrictions.

During 1996, the Company was in default with a financial covenant of the capital lease arrangement. Subsequent to year end, the Company obtained a waiver for all non-compliance during 1996.

On May 1, 1996, the Company rolled $45,000 of accrued interest into the principal balance of the convertible subordinated debt as per the loan agreement with a water cooler manufacturer in Europe.

During the fourth quarter of 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's Common Stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions, that two years elapse from the date the purchaser purchases the shares before the purchaser can resell ( in limited amounts) the shares (or the shares of Common Stock of the Company issuable upon conversion of the shares) without having to satisfy the registration requirements under the Securities Act. The Preferred Stock is redeemable for cash at any time after March 1, 1998 in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1996, 7,500 shares of the Preferred Stock of the Company were issued. Proceeds of $652,500 will be used for commissions and other selling costs and working capital.

Management's strategy is based on increasing the Company's value by increasing the customer base. Because the Company records the Commissions and other selling costs associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's net income will initially decrease for a period in which the Company experiences rapid growth. Despite the short-term effect of growth on net income, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the financial performance of the Company. The Company will not be able to expand significantly or enter into new markets until additional funding is acquired. There can be not assurance that such arrangements will become available on terms acceptable to the Company.

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


ITEM 7.  FINANCIAL STATEMENTS


The financial statements are filed elsewhere herein as a part of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



The names, ages and position of the directors and executive officers of the Company are as follows:



Name                        Age                Position
----                        ---                --------
Robert A. Hammond, Jr.       42        Chairman of the Board, President and
                                       Chief Executive Officer; Director

Robert A Hammond, Sr.        62        Vice President of Operations and
                                       Secretary; Director

Nick A. Baki                 32        Vice President - New Markets

Kevin F. Vigneaux            38        Chief Financial Officer and Treasurer

Stephen A. Lee (1) (2)       44        Director

Edward McCartin (1) (2)      42        Director

(1) Member, Audit Committee
(2) Member, Compensation Committee

Robert A. Hammond, Jr. founded the Company in 1986 and has served as President and Chief Executive Officer a Director since that time. Mr. Hammond is a co-founder of Aviation Laboratories, Inc., a company that specializes in the analysis of oil from jet engines, and has served as Vice President and Chairman since its incorporation in 1985. From 1981 to 1985, Mr. Hammond was a commercial real estate broker with Henry S. Miller Company. Mr. Hammond received a B.A. in Marketing, Transportation and Distribution from Syracuse University in 1976.

Robert A. Hammond, Sr. has served as Vice President Operations of the Company since 1987 and as a Director of the Company since March 1993. Mr. Hammond has been responsible for production and product quality control for the Company, as well as all phases of construction, installation and maintenance of the Company's facility in Houston, Texas, since 1987. From 1974 to 1980, Mr. Hammond served as Executive Vice President of Coyne Industrial Laundries, an industrial uniform rental company with headquarters in Syracuse, New York. Mr. Hammond was responsible for eleven plants owned by Coyne.

Nick A. Baki has served as Vice President-New Markets of the Company since January 1994, and prior to that as Chief Financial Officer and Treasurer since November 1992. Previously, Mr. Baki was employed by Holland Mortgage Corporation as an assistant controller, by the Stouffer Hotel in Austin, Texas as an account supervisor, and the Hyatt Regency Hotel in Austin, Texas as an assistant controller. Mr. Baki received a B.A., in economics from the University of Texas at Austin in 1989, and earned a B.B.A. in Accounting from the University of Houston in 1992.

Kevin F. Vigneaux joined the Company as Chief Financial Officer and Treasurer in October 1996 from Texberry Container Corporation, a manufacturer and distributor of containers, where he was employed as Controller since 1994. Previous to that, Mr. Vigneaux was with Drypers, a baby diaper manufacturer, as Division Controller and served as Salinas Plant Controller with McCormick and Company, a spice and seasoning manufacturer. He was also employed by Arthur Andersen & Company. Mr. Vigneaux is a registered Certified Public Accountant in the state of Texas, he received a M.B.A. in Finance from Loyola College of Maryland, and also a B.S.B.A. in Accounting from Northeastern University.

Stephen A. Lee has served as a Director at the Company since December 1994 and is a member of the compensation and audit committees. Mr. Lee is a corporate law attorney with the Houston law firm of Crady, Jewett, and McCulley, LLP. Prior to 1991, Mr. Lee served as a Senior Tax Manager with Deloitte & Touche. Mr. Lee is a registered Certified Public Accountant in the state of Texas. Mr. Lee received a B.A. from Houston Baptist University in 1974, a J.D. from the University of Houston in 1977 and a L.L.M. (tax) from Georgetown University in 1978.

Edward McCartin has served as a Director of the Company since December 1994 and is a member of the compensation and audit committees. Mr. McCartin has been the Vice President of Operations of Aviation Laboratories, Inc. since its inception in 1985.

The Bylaws of the Company authorize the Board of Directors to fix the number of directors of the Company. The Board of Directors is currently comprised of four members. Each director of the Company serves until the earliest to occur of (i) his death, resignation or removal or (ii) the election of his successor. The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at the first meeting following the annual meeting of the shareholders. No family relationships exist among the officers and directors of the Company other than between Messrs. Hammond.

BOARD COMMITTEES

The Board of Directors has established a Compensation Committee and an Audit Committee. The Compensation Committee reviews and recommends to the Board of Directors all forms of remuneration for directors and management and administers the Company's 1993 Stock Option Plan and the 1995 Incentive Stock Plan. Messrs. Lee and McCartin were appointed to the Company's Compensation and Audit Committees during 1994. The Audit Committee is charged with reviewing the financial statements of the Company, and reviews the scope and performance of the audit and non-audit services provided by the Company's independent auditors and the Company's internal accounting controls.

BOARD COMPENSATION

The Company reimburses its directors who are not employees of the Company $250 for each meeting of the Board of Directors attended. In addition, each non-employee director will automatically be granted non-qualified options under the Company's 1993 Non-Employee Director Stock Option Plan to purchase 5,000 shares of Common Stock upon his election and 1,000 shares of Common Stock upon his reelection each year thereafter. Each director who is an employee of the Company will be eligible to receive a grant of incentive stock options or non-qualified stock options under the Company's 1993 Stock Option Plan (the "Option Plan").

EMPLOYMENT AGREEMENTS

The Company does not have employment agreements with any of its executive officers.

ITEM 10. EXECUTIVE COMPENSATION


The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1996, 1995, 1994, of Robert A. Hammond, Jr., Chief Executive Officer of the Company. No executive officer of the Company received compensation that exceeded $100,000 during 1996.

                          SUMMARY COMPENSATION TABLE

                                                  Long Term
                                                Compensation
                                                ------------
        Annual Compensation         Restricted      Stock           All
        -------------------           Stock        Options         Other
 Year     Salary     Bonus   Other    Awards      (Shares)     Compensation
 ----     ------     -----   -----    ------      --------     ------------
1996       $84,000       $0     $0           0             0     $10,000 (1)
1995       $84,000       $0     $0           0             0     $25,000 (1)
1994       $58,500       $0     $0           0        75,000     $25,000 (1)

(1) Consists of the value of certain insurance on personal vehicles, maintenance of personal vehicles, certain personal travel and entertainment expenses and related items of Mr. Hammond, Jr. that were paid by the Company.

The following table provides information concerning the options held by Mr. Hammond as of December 31, 1996 all of which are exercisable. No options of the Company were exercised by Mr. Hammond during the year ended December 31, 1996. No additional options were granted during the year ended December 31, 1996.

                               Number of Securities       Value of Unexercised
                               Underlying Unexercised   In-the-Money Options at
Name                             Options at Year End          Year End (1)
--------------------------------------------------------------------------------
Robert A. Hammond, Jr.                 75,000                   $341,250

(1) Calculated by multiplying the number of shares underlying outstanding options by the difference between the last sales price of the Company's Common Stock on the last trading day of the fiscal year as report by the Nasdaq SmallCap market ($6 7/64 per share) and the exercise price ($2.20 per share). Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

STOCK OPTION PLANS

The Company's Option Plan was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section
422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the Common Stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock option granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company, may have a term of up to ten years, except that an incentive stock option granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted shareholders possessing more than 10% of the total combined voting stock of the Company must be not less than 110% of the fair market value of the Company's Common Stock on the date of grant. As of December 31, 1996, stock options to acquire 199,150 shares of the Company's Common stock have been granted under the Option Plan at an execise price ranging from $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1998. During 1996, the Company issued 25,200 shares for employee options exercised under the Opton Plan. As of December 31, 1996 options to purchase 156,200 shares were exercisable.


The Company's Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 5,000 shares of Common Stock will be automatically granted to each person, elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares will be automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of December 31, 1996, 12,000 options have been granted under the Non-Employee Director Plan at an exercise price of $2.00 to $3.375 per share. As of December 31, 1996 options to purchase 10,000 shares were exercisable.

The Company's Incentive Stock Plan (the "Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of Common Stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the compensation committee. The compensation committee determines, subject to the provisions of the Incentive Plan, to whom incentives are to be awarded. The compensation committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422),
(iii) shares of "restricted stock", and (iv) "stock bonuses." Subject to the terms of the Incentive Plan, the compensation committee will also determine the prices, expiration dates and other material features of the incentive awards. During 1996 and 1995, the Company issued 45,612 shares and 5,000 shares, respectively, of Common Stock under the Incentive Plan. As of December 31,1996, stock options to acquire 38,000 shares of the Company's Common stock have been granted under the Incentive Plna at an exercise price ranging from $2.50 to $5.00 per share. The options are exercisable beginning October 26, 1995 through December 9, 1999. During 1996, the Company issued 45,612 shares of common stock to consultants and in settlement of lawsuits under the Incentive Plan. As of December 31, 1996 options to purchase 4,000 shares were exercisable.

WARRANTS

During August 1993, the Company issued 575,000 shares of common stock at $5.00 per share in conjunction with its Initial Public Offering. Proceeds from the Initial Public Offering were approximately $2,322,500, net of offering expenses. In connection with the offering, the Company sold, for nominal consideration, warrants to underwriters to purchase 50,000 shares of Common Stock at $6.00 per share. The warrants expire on August 10, 1998. The warrants are not redeemable by the Company, and contain certain anti-dilution provisions and registration rights with respect to the Common Stock issuable upon exercise of such warrants. The costs of registering with the Securities and Exchange Commission of any Common Stock issuable upon exercise of the warrants are to paid by the Company. As of December 31, 1996, the price per share of the Company's Common Stock was $6 7/64.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company has adopted provisions in its Amended and Restated Articles of Incorporation (the "Articles") that require the Company to indemnify its directors and officers and former directors and officers to the fullest extent permitted by Texas law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. These provisions may require the Company, among other things, to indemnify directors and officers against certain liabilities that may arise by reason of their status or service as directors and officers and to advance their expenses incurred as a result if any proceeding against them as to which they could be indemnified. At the present time, there is no pending litigation or proceeding involving a director, officer or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of Common Stock owned as of March 24, 1997 by each Director, each named executive officer , and all Directors and officers as a group, consisting of 6 persons. Each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                         Number of   Percentage of
         Name and Address (1)             Shares         Class
         --------------------            ---------   -------------

Robert A. Hammond, Jr.                   1,248,417 (2)     51%

Robert A. Hammond, Sr. (3)                 530,000         22%

Joshua  Slocum Hammond Trust (4)           353,333         14%

Nick A. Baki                                     0          0%

Kevin F. Vigneaux                                0          0%

Stephen A. Lee                               1,000          *

Edward McCartin                                  0          0%

All Executive Officers and Directors
as a Group (6 persons)                   1,779,417         73%

*  Less than 1%

(1) The business address of each beneficial owner is the same as the address of the Company's principal executive office.
(2) Includes 353,333 shares of Common Stock owned by the Joshua Slocum Hammond Trust, as to which shares Mr. Hammond has sole voting and investment power and may deemed to be the beneficial owner. Mr. Hammond is the son of Robert A. Hammond, Sr.
(3)  Mr. Hammond is the father of Robert A. Hammond, Jr.
(4) The trust was established by Mr. Hammond, Sr. for the sole benefit of his minor son, Joshua Slocum Hammond. Mr. Hammond, Jr. is the sole trustee and a contingent beneficiary of the trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1994 the Company entered a consulting agreement with one of its directors. The agreement provided for the compensation to the director of $3,000 per month and an option to purchase 50,000 shares of Common Stock at $2.23 per share with a guarantee as to the amount to be realized on exercise. The contract is no longer in effect and the director did not stand for re-election at the Company's 1994 annual meeting. The Company paid the director an aggregate of $17,500 under the agreement. During 1996, the Company granted 15,000 shares of Common Stock under the Incentive Plan and paid $5,000 to the former director to resolve certain issues relating to the stock option and guaranteed payment.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

  3.1 Amended and Restated Articles of Incorporation. Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 33-63022-FW) that was initially filed on May 19, 1993 (the "Registration Statement") is incorporated herein by reference.

  3.2 Restated Bylaws. Exhibit 3.2 to the Registration Statement is incorporated herein by reference.

  3.3 Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.3 is incorporated by reference.

  4.1         Specimen stock certificate evidencing shares of Common Stock.
              Exhibit 4.1 to the Registration Statement is incorporated herein by reference.

  9.1         Joshua Slocum Hammond Trust Agreement, dated May 11, 1993. Exhibit
              9.1 to the Registration Statement is incorporated herein by reference.

 10.1 Loan Agreement, dated November 1, 1988, by and between Great Pines Water Company, Inc. and Bank One Texas, National Association, as amended. Exhibit 10.1 to the Registration Statement is incorporated herein by reference.

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

 10.8         1995 Incentive Stock Plan of Great Pines Water Company, Inc.
              Exhibit 10.8 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30,1995 is incorporated by reference.

 10.9 Convertible Debenture, dated April 21, 1995, together with Form of Convertible Note, by and between Great Pines Water Company, Inc. and EBAC Systems Inc. Exhibit 10.9 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1995 is incorporated by reference.

 10.10 Promissory Note dated October 13, 1995 between Great Pines Water Company, Inc. and Metrobank, N.A. for the assumption of equipment loans previously with Bank One Texas, N.A. Exhibit 10.10 is incorporated herein by reference.

 10.11 Assignment dated March 21, 1996 of the SBA loan dated October 19, 1991 to Sunbelt National Bank, N.A. from Bank One Texas, N.A.
              Exhibit 10.11 is incorporated herein by reference.

 10.12 Amendment dated March 22, 1996 to the loan agreement, dated November 1, 1988 by and between Great Pines Water Company, Inc. and Bank One Texas, N.A. Exhibit 10.12 is incorporated herein by reference.

 10.13 Amendment to the Lease Agreement dated April, 1 1990, with DBH Investment Partners No. 3. Exhibit 10.10 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated herein by reference.

 10.14 Promissory Note dated June 12, 1996 between the Great Pines Water Company, Inc. and Sunbelt National Bank for the purchase of plant equipment. Exhibit 10.14 is incorporated by reference.

 23.1 Consent of independent auditors dated March 28, 1997. Exhibit 23.1 is filed herein.

 27.1         Financial Data Schedule.  Exhibit 27.1 is filed herein.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Great Pines Water Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1997:


                                      GREAT PINES WATER COMPANY, INC.



                                      By: /s/ Robert A. Hammond, Jr.
                                         ----------------------------------
                                         Robert A. Hammond, Jr.
                                         President, Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                       Title                      Date
        ---------                       -----                      ----

/s/ Robert A. Hammond, Jr.      President, Chief Executive    March 31, 1997
------------------------------  Officer, Director (Principal
    Robert A. Hammond, Jr.      Executive Officer)

/s/ Robert A. Hammond, Sr.      Secretary, Vice President,    March 31, 1997
------------------------------  Director
    Robert A. Hammond, Sr.

/s/ Kevin F. Vigneaux           Chief Financial Officer       March 31, 1997
------------------------------  and Treasurer (Principal
    Kevin F. Vigneaux           Financial and Accounting
                                Officer)

/s/ Stephen A. Lee              Director                      March 31, 1997
------------------------------
    Stephen A. Lee


/s/ Edward McCartin             Director                      March 31, 1997
------------------------------
    Edward McCartin

                        GREAT PINES WATER COMPANY, INC.
                         INDEX TO FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT...................................     23

BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995................     24

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996,
1995 AND 1994..................................................     25

STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER
31, 1996, 1995 AND 1994.........................................    26

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996,
1995 AND 1994...................................................    27

NOTES TO FINANCIAL STATEMENTS...................................    28

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Great Pines Water Company, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Great Pines Water Company, Inc. (the "Company") as of December 31, 1996 and December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Pines Water Company, Inc. as of December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 1997

                        GREAT PINES WATER COMPANY, INC.
                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                       1996          1995
                                                                       ----          ----
Assets
Current assets:
  Cash and cash equivalents including interest-bearing balances
    of $232,541 in 1996 and $61,111 in 1995                        $   315,936   $    61,611
  Accounts receivable - trade, net of allowance for doubtful
    accounts of $143,014 in 1996 and $131,339 in 1995                  684,824       628,380
  Inventory                                                             99,808        85,541
  Prepaid expenses                                                      16,318         9,698
  Prepaid insurance                                                    216,341       167,581
  Other current assets                                                   8,032         4,903
                                                                   -----------   -----------
    Total current assets                                             1,341,259       957,714
                                                                   -----------   -----------
Property and equipment, net                                          4,861,543     5,593,079
Other assets                                                            60,576        55,041
                                                                   -----------   -----------
                                                                   $ 6,263,378   $ 6,605,834
                                                                   ===========   ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable, trade                                          $   220,870   $   271,429
  Customer deposits                                                    912,496       766,641
  Accrued liabilities and other current liabilities                    279,600       154,070
  Note payable                                                         189,722       142,470
  Current portion of capital lease obligations                         102,267       125,994
  Current maturities of long term debt                                 760,406       779,289
                                                                   -----------   -----------
     Total current liabilities                                       2,465,361     2,239,893
                                                                   -----------   -----------
Long term debt, net of current portion                               2,536,298     3,206,807
Capital lease obligations, net of current portion                       80,782       183,063
Commitments and Contingencies (Note 6)
Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; 7,500 shares outstanding  at December 31,
    1996 and no shares outstanding at December 31, 1995                  7,500             0
  Common Stock, $.01 par value;  10,000,000 shares authorized;
    2,449,512 shares (net of treasury stock) and 2,378,700
    shares (net of treasury stock) outstanding at December 31,
    1996 and 1995, respectively                                         24,508        23,800
  Additional-paid-in-capital                                         3,853,589     2,987,533
  Accumulated deficit                                               (2,698,160)   (2,028,762)
  Less Treasury Stock, 1,300 shares and 1,300 shares at
    December 31, 1996 and 1995, respectively, at cost                   (6,500)       (6,500)
                                                                   -----------   -----------
      Total shareholders' equity                                     1,180,937       976,071
                                                                   -----------   -----------
                                                                   $ 6,263,378   $ 6,605,834
                                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                            STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       1996         1995          1994
                                                                       ----         ----          ----
Revenues:

 Water                                                               $4,771,397   $4,486,907   $ 3,972,182
 Equipment rental                                                     2,479,313    2,461,455     1,968,345
 Other                                                                  244,335      173,046       135,963
                                                                     ----------   ----------    ----------
                                                                      7,495,045    7,121,408     6,076,490
                                                                     ----------   ----------    ----------
Costs and expenses:

 Operating costs                                                      1,391,491    1,283,816       949,823
 Transportation costs                                                 1,744,733    1,802,216     1,533,821
 Depreciation and amortization                                        1,064,449    1,148,503       821,541
 Commissions and  other selling costs                                 1,231,151    1,140,913     1,486,930
 General and administrative expenses                                  2,084,423    2,091,285     2,238,890
                                                                     ----------   ----------    ----------
                                                                      7,516,247    7,466,733     7,031,005
                                                                     ----------   ----------    ----------
Loss from operations                                                    (21,202)    (345,325)     (954,515)

Other expense (income)

 Interest expense                                                       409,897      441,040       363,673
 Interest income                                                         (4,743)      (8,146)      (21,168)
 Other expense (income)                                                 217,792            0             0
                                                                     ----------   ----------    ----------
                                                                        622,946      432,894       342,505
                                                                     ----------   ----------    ----------
Loss before income taxes                                               (644,148)    (778,219)   (1,297,020)
Income tax expense (benefit)                                                  0      (44,540)     (317,161)
                                                                     ----------   ----------    ----------
Net Loss                                                               (644,148)    (733,679)     (979,859)
Dividends on Preferred Stock                                             25,250            0             0
                                                                     ----------   ----------    ----------
Loss attributable to Common Stock                                    $ (669,398)  $ (733,679)  $  (979,859)
                                                                     ==========   ==========   ===========
Loss per common share                                                    $(0.28)      $(0.31)       $(0.41)
                                                                     ==========   ==========   ===========
Weighted average number of common shares outstanding                  2,409,948    2,375,931     2,376,745
                                                                     ==========   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY


                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                      Preferred Stock       Common Stock       Additional
                                      ---------------     -----------------      Paid-in    (Accumulated      Treasury
                                      Shares   Amount    Shares      Amount     Capital       Deficit)         Stock       Total
                                      ------   ------    ------      ------     -------      --------          -----       -----
Balance, January 1, 1994                                  2,375,000  $23,750    $2,972,583      (315,224)    $      0   $2,681,109

Purchase of 2,000 shares
 of Treasury Stock                                                                                            (10,000)    (10,000)

Sale of 680 shares
 of Treasury Stock                                                                                              3,400        3,400

Net loss                                                                                        (979,859)                 (979,859)
                                                          ---------  -------    ----------   -----------     --------   ----------
Balances, December 31, 1994                               2,375,000  $23,750     2,972,583    (1,295,083)      (6,600)   1,694,650

Issuance of Common Stock                                      5,000       50        14,950                                  15,000

Sale of 20 shares
 of Treasury Stock                                                                                                100          100

Net loss                                                                                        (733,679)                 (733,679)
                                                          ---------  -------    ----------   -----------     --------   ----------
Balances, December 31, 1995                               2,380,000  $23,800    $2,987,533   $(2,028,762)    $ (6,500)  $  976,071

Issuance of Common Stock                                     70,812      708       221,056                                 221,764

Issuance of Preferred Stock           7,500    $7,500                              645,000                                 652,500

Dividends on Preferred Stock                                                                     (25,250)                  (25,250)

Net loss                                                                                        (644,148)                 (644,148)
                                      -----    ------     ---------  -------    ----------   -----------     --------   ----------
Balances, December 31, 1996           7,500    $7,500     2,450,812  $24,508    $3,853,589   $(2,698,160)    $ (6,500)  $1,180,937
                                      =====    ======     =========  =======    ==========   ===========     ========   ==========


  The accompanying notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                           STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1996          1995          1994
                                                              ----          ----          ----
Cash flows from operating actives:
Net loss                                                   $ (644,148)  $  (733,679)  $  (979,859)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                           1,064,449     1,148,503       821,541
    Loss on disposition of assets                               8,188        13,060             0
    Provision for lost coolers                                 18,000        36,000        44,760
    Noncash charges                                           176,364             0             0
    Deferred income tax expense (benefit)                           0       (44,540)     (317,161)
    Affect of net changes in operating accounts:
      Accounts receivable, net                                (56,444)        4,629      (154,425)
      Inventory                                               (14,267)       11,299       (83,458)
      Prepaid expenses                                        (55,380)       47,540        77,918
      Other assets                                            (13,950)      (32,885)       12,587
      Accounts payable                                        (50,559)       41,428        87,844
      Customer deposits, accrued liabilities,
         and other current liabilities                        271,385       215,727       276,930
                                                           ----------   -----------   -----------
    Net cash provided by (used in) operating activities       703,638       707,082      (213,323)
                                                           ----------   -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment                        (380,815)     (184,889)     (411,030)
  Proceeds from fixed asset retirements                        27,000             0             0
                                                           ----------   -----------   -----------
    Net cash used in investing activities                    (353,815)     (184,889)     (411,030)
                                                           ----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from note payable and long term debt               279,104       612,286       119,825
  Payments on note payable and long term debt                (921,244)   (1,117,562)     (681,323)
  Payments on capital lease obligations                      (126,008)     (147,655)     (130,101)
  Proceeds from issuance of Common Stock, net                  45,400        15,000             0
  Proceeds from issuance of Preferred Stock, net              652,500             0             0
  Dividends on Preferred Stock                                (25,250)            0             0
  Sale (purchase) of treasury stock, net                            0           100        (6,600)
                                                           ----------   -----------   -----------
    Net cash used in financing activities                     (95,498)     (637,831)     (698,199)
                                                           ----------   -----------   -----------
Increase (decrease) in cash and cash equivalents              254,325      (115,638)   (1,322,552)
Cash and cash equivalents, beginning of year                   61,611       177,249     1,499,801
                                                           ----------   -----------   -----------
Cash and cash equivalents, end of year                     $  315,936   $    61,611   $   177,249
                                                           ==========   ===========   ===========
Supplemental cash flow information:
  Interest paid                                            $  425,476   $   494,373   $   282,427
                                                           ==========   ===========   ===========
  Equipment acquired under capital lease                   $        0   $         0   $   180,548
                                                           ==========   ===========   ===========
  Equipment acquired in exchange for long-term debt        $        0   $     4,983   $ 3,808,341
                                                           ==========   ===========   ===========
  Stock issued for services and settlement of lawsuits     $  176,364   $         0   $         0
                                                           ==========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Great Pines Water Company, Inc. (the "Company") was incorporated in Texas in November 1986 and is engaged in the bottling and sale of drinking, purified and spring water and the rental of related dispensing equipment under the "Texas Premium Waters" proprietary brand name. Substantially all of the Company's customers are located in the Houston and Dallas-Fort Worth areas.

INVENTORY: Inventory consists primarily of cups, bottling materials and water cooler repair parts, and is valued at the lower of cost or market using the first-in, first-out method of accounting.

PROPERTY AND EQUIPMENT: Property, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets of three to ten years. Amortization of leasehold improvements and equipment acquired under capital leases is provided on the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Machinery and equipment is depreciated over four to ten years, water coolers are depreciated over ten years, office equipment is depreciated over five to seven years, trucks are depreciated over three to seven years and leasehold improvements are amortized over five years. During 1995 the company changed the estimated useful life of water bottles from five to four years. The change was made to better reflect the estimated period during which the water bottles will remain in service. The change had the effect of increasing depreciation expense and decreasing net income by approximately $40,284 ($.02 per share).

Ordinary maintenance and repairs are charged to income. Expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of fixed assets are recognized in income and the related assets and accumulated depreciation accounts are adjusted accordingly.

OTHER ASSETS: Other assets include prepaid loan costs which are being amortized over the term of the loan.

REVENUES: Revenues from water sales are recognized upon delivery. Equipment rental revenues are recognized as the equipment is used under the terms of the lease agreements.

SALES COMMISSIONS: Sales commissions are paid as new customers are acquired and are expensed as earned.

INCOME TAXES: In accordance with SFAS 109, the Company provides for income taxes based upon amounts currently due and for temporary differences between the financial and tax basis of its assets and liabilities.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the years presented. Dilutive securities with an antidilutive effect are not included in the calculation of net income (loss) per share.

CASH EQUIVALENTS: For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company reviews its long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's only financial instruments are cash, short-term trade receivables and payables and long-term debt. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the interest rates on its long-term debt represent fair market rates, and therefore the carrying value of its long-term debt approximates fair value.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with financial institutions it believes to be creditworthy and limits the amount of credit exposure to any one financial institution. Substantially all the Company's sales are to customers in the Houston and Dallas-Fort Worth areas. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the economy in those markets. There were no sales to any single third-party customer which aggregated in excess of 1% of revenues for 1996, 1995 or 1994.

RECENT ACCOUNTING PRONOUNCEMENTS: In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reported at the lower of carrying amounts or fair values. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS NO. 121 did not have a material effect on the Company's financial position or results of operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS: Certain amounts in prior years' financial statements have been reclassified to conform with the current years' presentation.

NOTE 2 - NOTE PAYABLE

As of December 31, 1996, the Company has a note payable with a financial institution for payment of an insurance policy. The note is due in monthly installments of $24,379 including interest at 7.4%, through September 1997. At December 31, 1995, the Company had a note payable with a financial institution for payment of an insurance policy. The note was due in monthly installments of $16,359 including interest of 7.95%, and was paid off in September 1996.

NOTE 3 - LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 1996, and 1995:


                                                                                                                1996        1995
                                                                                                                ----        ----
Note with a bank under credit facility due in monthly installments of $16,862, including interest, through
October 1998.  The note is collateralized by accounts receivable, inventory, equipment, vehicles, assignment of a life insurance policy on a shareholder, and the shares of Common Stock held by two principal shareholders, and is guaranteed by the two principal shareholders.  The credit facility is also guaranteed by a corporation related through common ownership up to the lesser of $375,000 or 37.5% of the outstanding principal balance of the loan.  In March 1996, the interest rate was changed from 8.5% to prime + 2%,
adjusted quarterly (10.25% at December 31, 1996).                                                            $  335,415  $  491,821

Note payable to a bank due in  monthly installments $600 with  floating interest
at prime +2% through  June 1999; collateralized by transportation equipment.                                     17,993           0

Note payable to a bank due in monthly installments of $2,506 with interest at
9.5% through October, 1997; collateralized by transportation equipment.                                          23,928      50,350

Various notes payable to a financing corporation due in monthly installments totaling $56,622 including  interest  at rates ranging from 8.0% to  10.75%,
through  November 2001; collateralized by equipment.                                                          2,448,965   2,956,848

Note  with  a  financial  institution due in monthly installments of $2,622 including interest  at  8.5%, through February  1999; collateralized by
communications  equipment.                                                                                       61,933      87,077

Convertible Note with a water  cooler manufacturer  due in monthly installments of $8,465 including interest beginning in June 1996 through May 2002 with interest at 11%.  Accrued interest of $44,723 was added to the principal balance at May 1, 1996.  The Note is convertible into Common  Stock at market price in
the event of default.                                                                                           408,470     400,000
                                                                                                             ----------------------

                                                                                                              3,296,704   3,986,096

Less Current Portion                                                                                           (760,406)   (779,289)
                                                                                                             ----------------------
                                                                                                             $2,536,298  $3,206,807
                                                                                                             ======================

The Company's former principal financing agreement, contained a secured debt arrangement and a capital lease arrangement, required the Company to maintain tangible net worth of at least $1,600,000; funded debt, including leases, of $5,200,000; and a debt to net worth ratio of funded debt, other than capital infusions and subordinated debt, to net worth of 3.25 to 1.0. During 1995 the Company was not in compliance with the financial covenants.

During 1996, the bank issued a wavier for all non-compliance during 1995 and the debt arrangement was refinanced with another bank with no restrictive financial covenants and a release of 1,366,667 shares of Common Stock, owned by two principal shareholders, leaving 400,000 shares of Common Stock held as collateral. There are certain other nonfinancial covenants relating to the sale of Company assets, compensation to officers and dividend restrictions.

During 1996, the Company obtained a waiver from the lender and the Small Business Administration to pay dividends on the Series A Preferred Stock. The capital lease arrangement remained with the original bank and was amended to require the Company to maintain tangible net worth of at least $650,000 and to require as of the last day of each January, April, July and October, the amount of net income plus depreciation, amortization and other non-cash expenses for
the preceding three month period to equal or exceed $270,000.   During 1996, the
Company was in default with a financial covenant of the capital lease arrangement. Subsequent to year end, the Company obtained a waiver for all non-compliance during 1996. The capital lease arrangement was amended to require the Company to maintain tangible net worth of at least $650,000 and to require as of the last day of each January, April, July and October, the amount of net income plus depreciation, amortization and other non-cash expenses for the preceding three month period to equal or exceed $75,000.

Maturities of long-term debt for the years ended December 31 are as follows:


        1997           $  760,406
        1998              764,431
        1999              643,747
        2000              699,207
        2001              387,558
        Thereafter         41,355
                       ----------
                       $3,296,704
                       ==========

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:


                                        DECEMBER 31,
                                 --------------------------
                                     1996           1995
                                     ----           ----
Equipment                         $ 7,957,608   $ 7,650,036

Vehicles                              681,693       687,108

Leasehold improvements                 31,322        31,322

Office equipment                      205,462       254,333

Furniture and fixtures                 12,998        12,998
                                  -------------------------
                                    8,889,083     8,635,797
Less accumulated depreciation and
 amortization                      (4,027,540)   (3,042,718)
                                  -------------------------
                                  $ 4,861,543   $ 5,593,079
                                  =========================


Property and equipment includes the following items held under capital lease agreements at:


                                           DECEMBER 31,
                                 ----------------------------
                                        1996        1995
                                 ----------------------------
Vehicles                         $    54,640   $   128,981
Equipment                            540,210       540,210
                                 ----------------------------
                                     594,850       669,191
Less accumulated depreciation       (298,192)     (311,861)
                                 ----------------------------
                                 $   296,658   $   357,330
                                 ============================

The Company leases water dispensing equipment to customers under month to month operating leases. The carrying values of such equipment are as follows:

                                        DECEMBER 31,
                                 -------------------------
                                     1996          1995
                                 -------------------------
Water dispensing equipment       $ 6,180,042   $ 6,198,042
Less accumulated depreciation     (2,476,262)   (1,817,877)
                                 -------------------------
                                 $ 3,703,780   $ 4,380,165
                                 =========================

NOTE 5 - INCOME TAXES

The Company follows SFAS No. 109, which requires the use of the asset and liability approach for financial accounting and reporting purposes. A deferred income tax liability or asset is recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in net taxable or deductible amounts in future years as well as the recognition, in certain instances, of the tax effects of operating loss and tax credit carryforwards.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                           1996               1995
                                                           ----               ----

Deferred tax assets:

  Net operating loss credit carryforwards               $1,242,677          $ 928,612

  Less valuation allowance                                 564,006             75,568
                                                        ------------------------------

Deferred tax asset                                         678,671            767,217
                                                        ------------------------------
Deferred tax liabilities:

  Property, plant and equipment                           (596,732)          (767,217)

  Other                                                    (81,939)           (85,827)
                                                        ------------------------------
Deferred tax liability                                    (678,671)          (767,217)
                                                        ------------------------------
Net deferred tax asset (liability)                      $        0          $       0
                                                        ==============================


The effective income tax rate is different from the U.S. federal income tax rate of 34% due to the following:


                                                               1996               1995
                                                               ----               ----
Federal income tax benefit at statutory rate             $ (219,010)         $(264,594)

Loss generated not able to be utilized                      232,128            163,996

Other net                                                   (13,118)            56,058
                                                        -------------------------------
Total (benefit) expense                                  $        0          $ (44,540)
                                                        ===============================

As of December 31, 1996, the Company had net operating loss carry forwards for tax reporting purposes of approximately $3,654,933 available to offset future taxable income. The net operating loss carry forwards expire beginning in 2008 through 2011.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Company leased certain equipment and vehicles under capital leases. Payments under these leases are due in monthly installments totaling $9,463, including imputed interest at 8.75%. These leases are 5 year leases which mature from May 1996 to March 1999.

The Company leases warehouses, office facilities and vehicles under noncancelable operating leases. Substantially all costs of operating and maintaining the property and equipment under both the operating and capital leases are borne by the Company.

The future minimum lease payments under the Company's capital and noncancelable operating leases for the years ended December 31, are as follows:

                                                           Capital   Operating
                Year Ending December 31,                   Leases     Leases
                ------------------------                   --------  ----------

                         1997                             $112,554    $395,647

                         1998                               77,873     228,904

                         1999                               13,566      17,381
                                                          --------------------
                                                           203,993    $641,932
                                                                      ========
Less:  Amounts representing interest on capital leases     (20,944)
                                                          --------
Present value of future minimum lease payments            $183,049
                                                          ========

Total rental expense under noncancelable operating leases amounted to approximately $450,000, $435,000 and $385,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel that the outcome of these legal actions will not have a material adverse effect upon the financial position or results of operations of the Company.

NOTE 7 - STOCK OPTION PLANS

The Company's Option Plan was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section
422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the Common Stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company, may have a term of up to five years. The exercise price of incentive stock options granted shareholders possessing more than 10% of the total combined voting stock of the Company must be not less than 110% of the fair market value of the Company's Common Stock on the date of grant.

The Company's Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 5,000 shares of Common Stock will be automatically granted to each person, elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares will be automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant.

The Company's Incentive Stock Plan (the "Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of Common Stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the compensation committee. The compensation committee determines, subject to the provisions of the Incentive Plan, to whom incentives are to be awarded. The compensation committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422),
(iii) shares of "restricted stock", and (iv) "stock bonuses." Subject to the terms of the Incentive Plan, the compensation committee will also determine the prices, expiration dates and other material features of the incentive awards. During 1996 and 1995, the Company issued 45,612 shares and 5,000 shares, respectively, of Common Stock under the Incentive Plan to consultants and in settlement of lawsuits.

Stock option transactions under the plans during 1994, 1995, and 1996 were as follows:


                                              1994          1995         1996
                                              ----          ----         ----
OPTION PLAN
Options outstanding at January 1            30,000         211,000      211,000
Granted                                    211,000               0        3,750
Canceled                                    30,000               0       15,600
Exercised                                        0               0       25,200
                                        ---------------------------------------
Options outstanding at December 31         211,000         211,000      173,950
                                        =======================================
Exercise price range at December 31     $2.00-2.20      $2.00-2.20  $2.00-2.948
                                        =======================================
Weighted average exercise price at
 December 31                                 $2.14           $2.14        $2.18
                                        =======================================
Vested options exercisable at
 December 31                                     0         183,000      156,200
                                        =======================================

NON-EMPLOYEE DIRECTOR PLAN
Options outstanding at January 1             5,000          15,000       15,000
Granted                                     10,000               0        2,000
Canceled                                         0               0        5,000
Exercised                                        0               0            0
                                        ---------------------------------------
Options outstanding at December 31          15,000          15,000       12,000
                                        =======================================
Exercise price range at December 31     $2.00-4.25      $2.00-4.25  $2.00-3.375
                                        =======================================
Weighted average exercise price at
 December 31                                 $2.00           $2.00        $2.23
                                        =======================================
Vested options exercisable at
 December 31                                     0          15,000       10,000
                                        =======================================

INCENTIVE PLAN
Options outstanding at January 1                 0               0        8,000
Granted                                          0           8,000       30,000
Canceled                                         0               0            0
Exercised                                        0               0            0
                                        ---------------------------------------
Options outstanding at December 31               0           8,000       38,000
                                        =======================================
Exercise price range at December 31            n/a           $2.50   $2.50-5.00
                                        =======================================
Weighted average exercise price at
 December 31                                   n/a           $2.50        $4.47
                                        =======================================
Vested options exercisable at
 December 31                                   n/a           2,000        4,000
                                        =======================================

The following table summarizes information about stock options outstanding as of December 31, 1996:


                                            Options Outstanding
                                       -----------------------------
                                                            Weighted                                   Options Exercisable
                                                            Average                             --------------------------------
                      Range of           Number            Remaining          Weighted             Number          Weighted
                      Exercise         Outstanding        Contractual          Average          Exercisable at      Average
Years Granted          Prices          at 12/31/96       Life in Years       Exercise Price        12/31/96       Exercise Price
-------------          ------          -----------       -------------       --------------        --------       --------------
OPTION PLAN
1994                  $2.00-2.20         170,200             3.58                $2.18             156,200            $2.19
1995                         n/a             n/a              n/a                  n/a                 n/a              n/a
1996                      $2.948           3,750             9.52               $2.948                   0              n/a
                     -----------------------------------------------------------------------------------------------------------
Totals               $2.00-2.948         173,950             3.71                $2.18             156,200            $2.19
                     ===========================================================================================================

NON-EMPLOYEE DIRECTOR PLAN
1994                        2.00          10,000             7.99                $2.00              10,000            $2.00
1995                         n/a             n/a              n/a                  n/a                 n/a              n/a
1996                      $3.375           2,000             9.47               $3.375                   0              n/a
                     -----------------------------------------------------------------------------------------------------------
Totals               $2.00-3.375          12,000             8.24                $2.23              10,000            $2.00
                     ===========================================================================================================

INCENTIVE PLAN
1994                         n/a             n/a              n/a                  n/a                 n/a              n/a
1995                       $2.50           8,000             8.82                $2.50               4,000            $2.50
1996                       $5.00          30,000             9.81                $5.00                   0              n/a
                     -----------------------------------------------------------------------------------------------------------
Totals                $2.50-5.00          38,000             9.60                $4.47               4,000            $2.50
                     ===========================================================================================================


Statement of Financial Accounting Standards No. 13, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial mode. Because of the inexact and subjective nature of deriving non-freely-traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased by approximately $13,000 or $0.005, respectively, in 1996, and would have been immaterial in 1995. The pro forma fair value of options at date of grant for options granted during 1996 was estimated using the Black-Scholes model and the weighted average assumptions are as follows:

                                                     Non-
                                                   Employee
                                  Option Plan    Director Plan   Incentive Plan
                                  -----------    -------------   --------------
Expected life (years)                    5               5               5
Interest Rate                         6.45%           6.45%           6.45%
Volatility                              75%             75%             75%
Dividend yield                         n/a             n/a             n/a
Weighted average fair value
 at grant date                       $2.31           $2.23           $3.31

The Company has adopted the provisions of SFAS No. 123 for non-employee stock options and grants.

NOTE 8 - SHAREHOLDERS' EQUITY

During August 1993, the Company issued 575,000 shares of common stock at $5.00 per share in conjunction with its Initial Public Offering. Proceeds from the Initial Public Offering were approximately $2,322,500, net of offering expenses. In connection with the offering, the Company sold, for nominal consideration, warrants to underwriters to purchase 50,000 shares of Common Stock at $6.00 per share. The warrants expire on August 10, 1998. The warrants are not redeemable by the Company, and contain certain anti-dilution provisions and registration rights with respect to the Common Stock issuable upon exercise of such warrants. The costs of registering with the Securities and Exchange Commission of any Common Stock issuable upon exercise of the warrants are to paid by the Company. As of December 31, 1996, the price per share of the Company's Common Stock was $6 7/64.

In April 1994, the Company acquired 2,000 shares of its Common Stock as treasury stock. During April 1994 through January 1995 the Company issued 700 shares of the treasury stock as incentives to customers. Costs of $3,500 were expensed as selling costs. The Company does not intend to retire the 1,300 treasury shares remaining as of December 31, 1996.

In July 1995, the Company issued 5,000 shares of its Common Stock under the 1995 Stock Incentive Plan as payment to a consultant. Costs of $15,000 were expensed as professional fees.

In April 1996 and August 1996, the Company issued 10,000 and 5,000, respectively, shares of its Common Stock under the 1995 Stock Incentive Plan as payment to an attorney. Costs of $53,000 were expensed as professional fees.
In July 1996, the Company issued 4,112 shares of its Common Stock under the 1995 Stock Incentive Plan for settlement of a lawsuit. Costs of $14,000 were expensed as other expenses. In December 1996, the Company issued 4,000 shares of its Common Stock under the 1995 Stock Incentive Plan to a consultant. Costs of $23,000 were expensed as professional fees.

During the fourth quarter of 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's Common Stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions, that two years elapse from the date the purchaser purchases the shares before the purchaser can resell (in limited amounts) the shares (or the shares of Common Stock of the Company issuable upon conversion of the shares) without having to satisfy the registration requirements under the Securities Act. The Preferred Stock is redeemable for cash at any time after March 1, 1998 in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1996, 7,500 shares of the Preferred Stock of the Company were issued. Proceeds of $652,500 will be used for commissions and other selling costs and working capital.

The Board of Directors is authorized to issue Preferred Stock in any series and is authorized to fix and determine the relative preference rights of any shares issued.

NOTE 9 - RELATED PARTY

An affiliated company, under common ownership of two of the majority shareholders of the Company, paid certain expenses on behalf of the Company. Transactions totaling $13,917 were paid by the affiliate and expensed by the Company during 1995 and 1994. The Company plans to reimburse the affiliated company during 1997.

During 1994 the Company entered a consulting agreement with one of its directors. The agreement provided for the compensation to the director of $3,000 per month and an option to purchase 50,000 shares of Common Stock at $2.23 per share with a guarantee as to the amount to be realized on exercise. The contract is no longer in effect and the director did not stand for re-election at the Company's 1994 annual meeting. The Company paid the director an aggregate of $17,500 under the agreement. During 1996, the Company granted 15,000 shares of Common Stock under the Incentive Plan and paid $5,000 to the former director to resolve certain issues relating to the stock option and guaranteed payment. Costs of $87,000 were expensed as other expenses.