Form 10QSB
period 1997-03-31
GREAT PINES WATER CO INC
filed 1997-05-14
CIK 906285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 1997
                              --------------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number                       1-12130
                      --------------------------------------------------------

                     GREAT PINES WATER COMPANY, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Texas                                         76-0203752
   -------------------------------                        ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

  600 N. Shepherd, Suite #303 Houston, Texas                    77007
----------------------------------------------            ------------------
   (Address of Principal executive offices)                   (Zip Code)

                  (Issuer's telephone Number)  (713) 864-6688
                                             ----------------------------------

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report

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

 X YES     NO
---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding as of March 31, 1997
------------------------------               --------------------------------
(Common stock, $.01 per value)                        2,451,712 Shares

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements


                        GREAT PINES WATER COMPANY, INC.
                           Condensed Balance Sheets
                                (In Thousands)


                                           March 31,   December 31,
                                          -----------  ------------
                                             1997          1996
                                          -----------  ------------
                                          (Unaudited)
                                          -----------
Assets
Current assets:
 Cash                                        $   281       $   316
 Accounts receivable - Trade (net)               640           685
 Inventory                                       133           100
 Prepaid expenses                                 16            16
 Prepaid insurance                               157           216
 Other current assets                             66             8
                                        --------------------------

  Total current assets                         1,293         1,341

Property and equipment, net                    4,613         4,861
Other assets                                      59            61
                                        --------------------------
Total Assets                                 $ 5,965       $ 6,263
                                        ==========================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable, trade                     $   256       $   221
 Customer deposits                               923           912
 Accrued liabilities and other current
  liabilities                                    367           280
 Note payable                                    120           190
 Current portion of capital lease
  obligations                                    101           102
 Current maturities of long term debt            772           760
                                        --------------------------
  Total current liabilities                    2,539         2,465

Long term debt, net of current portion         2,339         2,536
Capital lease obligations, net of
 current portion                                  57            81

Shareholders' equity:
 Preferred stock, $1.00 par value;
  1,000,000 shares authorized; 7,500
  shares outstanding at March 31, 1997
  and December 31, 1996                            8             8

 Common Stock, $.01 par value;
  10,000,000 shares authorized;
  2,451,712 shares (net of treasury
  stock) and 2,449,512 shares (net of
  treasury stock) outstanding at March
  31, 1997 and December 31, 1996,
  respectively                                    25            25



 Additional paid-in capital                    3,861         3,853
 Accumulated deficit                          (2,857)       (2,698)
 Less Treasury Stock, 1,300 shares and
  1,300 shares at March 31, 1997 and
  December 31, 1996, respectively, at
  cost                                            (7)           (7)
                                        --------------------------
  Total shareholders' equity                   1,030         1,181
                                        --------------------------
Total Liabilities and Shareholders'
 Equity                                      $ 5,965       $ 6,263
                                        ==========================




  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       Condensed Statements Of Operations
                     (In Thousands, Except per Share Data)

                                           Three Months Ended March 31,
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
                                           (Unaudited)     (Unaudited)
                                          --------------  --------------
Revenues:
Water                                            $1,142          $1,070
Equipment rental                                    677             663
Other                                                38              43
                                          -----------------------------
                                                  1,857           1,776

Cost and expenses:
Operating costs                                     369             314
Transportation costs                                462             428
Depreciation and amortization                       269             265
Commissions and other selling costs                 320              53
General and administrative expenses                 488             536
                                          -----------------------------
                                                  1,908           1,596
                                          -----------------------------
Income (Loss) from operations                       (51)            180

Other expense (income):
Interest expense                                     86             112
Interest income                                       0              (1)
Other expense (income)                                0               0
                                          -----------------------------
                                                     86             111
                                          -----------------------------

Income (Loss) before income taxes                  (137)             69

Income tax expense (benefit)                          0               0
                                          -----------------------------


Net Income (Loss)                                  (137)             69

Dividends on Preferred Stock                         22               0
                                          -----------------------------
Income (Loss) attributable to Common
 Stock                                           $ (159)         $   69
                                          =============================

Income (Loss) per common share                   $(0.06)          $0.03
                                          =============================

Weighted average number of common
 shares outstanding                               2,451           2,554
                                          =============================




  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       Condensed Statements Of Cash Flows
                                 (In Thousands)

                                           Three Months Ended March 31,
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
                                           (Unaudited)     (Unaudited)
                                          --------------  --------------
Cash flows from operating activities:
Net income (loss)                                 $(137)          $  69
Adjustments to reconcile net income
 (loss) to net cash provided
 by (used in) operating activities:
 Depreciation and amortization                      269             264
 Loss on disposition of assets                        0               0
 Provision for lost coolers                           4               5
 Noncash charges                                      4               0
 Deferred income tax expense (benefit)                0               0
 Affect of net changes in operating
  accounts:
   Accounts receivable, net                          45              77
   Inventory                                        (33)             (2)
   Prepaid expenses                                  59               6
   Other assets                                     (58)             (4)
   Accounts payable                                  35            (137)
   Customer deposits, accrued
    liabilities, and other current
    liabilities                                      98             140
                                              -------------------------

 Net cash provided by (used in)                     286             418
  operating activities

Cash flows from investing activities:
 Additions to property and equipment                (23)            (25)
 Proceeds from fixed asset retirements                0               0
                                              -------------------------

   Net cash used in investing activities            (23)            (25)
----------------------------------------

Cash flows from financing activities:
 Proceeds from note payable and long                  0               0
  term debt
 Payments on note payable and long term            (255)           (191)
  debt
 Payments on capital lease obligations              (25)            (39)
 Proceeds from issuance of Common                     4               6
  Stock, net
 Proceeds from issuance of Preferred                  0               0
  Stock, net
 Dividends on Preferred Stock                       (22)              0
 Sale (purchase) of treasury stock, net               0               0
                                              -------------------------

   Net cash used in financing activities           (298)           (224)

Increase (decrease) in cash and cash
 equivalents                                        (35)            169
Cash and cash equivalents, beginning of
 period                                             316              62
                                              -------------------------
Cash and cash equivalents, end of period          $ 281           $ 231
                                              =========================




  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                        -------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1997

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

The accompanying condensed financial statements should be read in conjunction with the Audited Financial Statements for the Year Ended December 31, 1996 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Note B - Stock Option Plans

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Committee may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of March 31, 1997, stock options to acquire 197,350 shares of the Company's common stock have been granted under the Option Plan at an exercise prices of $2.00 to $2.948 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. As of March 31, 1997, 155,000 of these options are exercisable and 26,800 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of March 31, 1997, 12,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $3.375 per share. As of March 31, 1997, 10,000 of these options are exercisable and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the compensation committee. The compensation committee determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The compensation committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the compensation committee will also determine the prices, expiration dates and other material features of the incentive awards. As of March 31, 1997, 50,612 shares of common stock were issued under the Incentive Plan to consultants, and 600 shares of common stock were issued under the Incentive Plan to an employee as a stock bonus. As of March 31, 1997, stock options to acquire 53,000 shares of the Company's common stock have been granted under the Incentive Plan at exercise prices of $2.50 to $7.375 per share. The options are exercisable beginning October 26, 1995 through March 10, 2000. As of March 31, 1997, 6,000 of these options are exercisable and no options had been exercised.

NOTE C - SHAREHOLDERS' EQUITY

During the First Quarter of 1997, the Company issued 1,600 shares of common stock to employees under the Company's 1993 Stock Option Plan for exercised vested options and 600 shares of common stock to an employee under the Company's 1995 Incentive Stock Plan for a stock bonus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

GENERAL

The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. The Company's strategy has been to use all available capital for expansion and increasing its customer base. Because the Company records the marketing expense associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's earnings will initially decrease for a period in which the Company experiences rapid growth. This growth in customer accounts has been accompanied by increased revenues during 1995, 1996, and the First Quarter of 1997. The Company attributes the growth in customer accounts to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and Dallas/Ft. Worth bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal supplies and general health concerns.

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

Depreciation and amortization and operating expenses consist of depreciation of the Company's delivery trucks and vans, water dispensers and bottles and the bottling plants. Depreciation and amortization are expected to increase as the Company continues to commit resources to its growing customer base.

General and administrative expenses include centralized administration and support costs.

The Company provides for coolers which are lost or stolen as a reduction of fixed assets.

Certain reclassifications to prior year balances were made to conform with the current year presentation.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues for the three month period ended March 31, 1997 (the "First Quarter of 1997") increased 5% to $1,857,000 from $1,776,000 for the three month period ended March 31, 1996 (the "First Quarter of 1996"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the First Quarter of 1996 to the First Quarter of 1997.

Operating costs increased 2%, as a percentage of sales, to 20% or $369,000 in the First Quarter of 1997 from 18% or $314,000 in the First Quarter of 1996. This is primarily due to an increase in the volume of bottles delivered at a lower average selling price per bottle. Bottles delivered includes customer trials.

Transportation costs increased less than 1%, as a percentage of sales, to 25% or $462,000 in the First Quarter of 1997 from 24% or $428,000 in the First Quarter of 1996. The increase in transportation expenses is primarily due to an increase in repair and maintenance expenses for the Dallas trucks.

Depreciation and amortization costs decreased, as a percentage of sales, to 14% or $269,000 in the First Quarter of 1997 from 15% or $265,000 in the First Quarter of 1996. The decrease is primarily due to an increase in sales, partially offset by certain fixed assets of the Company becoming fully depreciated for book purposes during 1996.

Commissions and other selling costs increased, as a percentage of sales, to 17% or $320,000 in the First Quarter of 1997 from 3% or $53,000 in the First Quarter of 1996. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. during the fourth quarter of 1996, the Company completed a preferred stock offering with net proceeds of $652,500. The Company was able to significantly expand it marketing efforts due to the availability of cash.

General and administrative expenses decreased, as a percentage of sales, to 26% or $488,000 in the First Quarter of 1997 from 30% or $536,000 in the First Quarter of 1996. This is primarily due to a reduction in legal fees, coupled with the increase in sales.

Interest expense decreased, as a percentage of sales, to 5% or $86,000 in the First Quarter of 1997 from 6% or $112,000 in the First Quarter of 1996. This is primarily due to reductions in long term debt.

The Company reported a loss after income taxes of $137,000 in the First Quarter of 1997 compared to income after taxes of $69,000 in the First Quarter of 1996. The net loss was caused by the increased commissions and other selling costs, partially offset by decreased general and administrative expenses.


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

Net cash provided by operating activities for the three month period ended March 31, 1997 and the three month period ended March 31, 1996 was $286,000 and $418,000 respectively. The decrease is primarily due to increased commissions and other selling costs.

During the three month period ended March 31, 1997, the Company made capital expenditures of $23,000 for plant equipment, water bottles and truck improvements. During the Second Quarter of 1997, the Company purchased $80,000 of water coolers, financed by the vendor.

As of March 31, 1997, the Company's long-term debt amounted to $380,000 in bank debt, $2,337,000 in vendor financing and $394,000 in convertible subordinated debt. The Company has capital lease commitments of $158,000.

Management's strategy is based on increasing the Company's value by increasing the customer base. Because the Company records Commissions and other selling costs associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's net income will initially decrease for a period in which the Company experiences rapid growth. Despite the short-term effect of growth on net income, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the financial performance of the Company. The Company will not be able to expand significantly or enter into new markets until additional funding is acquired. There can be no assurance that such arrangements will become available on terms acceptable to the Company.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel that the outcome of these legal actions will not have a material adverse effect upon the financial position and results of operations of the Company.

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit , the Company alleged that Liqui-Box sold a defective water system, which , in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The amount is subject to appeal and there can be no assurance that the Company will recover damages in this, or any amount.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                            Description of Exhibit
-----------                   ---------------------------------------

 3.1 Amended and Restated Articles of Incorporation. Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 33-63022-FW) that was initially filed on May 19, 1993 (the "Registration Statement") is incorporated herein by reference.

 3.2 Restated Bylaws. Exhibit 3.2 to the Registration Statement is incorporated herein by reference.

 3.3 Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.3 to the Company's quarterly report on Form 10-QSB for the quarterly period ended September 30, 1996 is incorporated herein by reference.

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

10.8        1995 Incentive Stock Plan of Great Pines Water Company, Inc. Exhibit
            10.8 to the Company's quarterly report on Form 10-QSB for the quarterly period ended September 30,1995 is incorporated herein by reference.

10.9 Convertible Debenture, dated April 21, 1995, together with Form of Convertible Note, by and between Great Pines Water Company, Inc. and EBAC Systems Inc. Exhibit 10.9 to the Company's quarterly report on Form 10-QSB for the quarterly period ended September 30, 1995 is incorporated herein by reference.

10.10 Promissory Note dated October 13, 1995 between Great Pines Water Company, Inc. and Metrobank, N.A. for the assumption of equipment loans previously with Bank One Texas, N.A. Exhibit 10.10 to the

            Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.11 Assignment dated March 21, 1996 of the SBA loan dated October 19, 1991 to Sunbelt National Bank, N.A. from Bank One Texas, N.A.
            Exhibit 10.11 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.12 Amendment dated March 22, 1996 to the loan agreement, dated November 1, 1988 by and between Great Pines Water Company, Inc. and Bank One Texas, N.A. Exhibit 10.12 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.13 Amendment to the Lease Agreement dated April, 1 1990, with DBH Investment Partners No. 3. Exhibit 10.13 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.14 Promissory Note dated June 12, 1996 between the Great Pines Water Company, Inc. and Sunbelt National Bank for the purchase of plant equipment. Exhibit 10.14 to the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 1996 is incorporated herein by reference.

27.1        Financial Data Schedule.  Exhibit 27.1 is filed herein.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended March 31, 1997.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Great Pines Water Company, Inc.

Date: May 14, 1997                  By:    Kevin F. Vigneaux
      ------------                  -----------------------------------

                                    Kevin F. Vigneaux
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)