Form 10QSB
period 1997-06-30
GREAT PINES WATER CO INC
filed 1997-08-14
CIK 906285

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file number 1-12130

                        Great Pines Water Company, Inc.
       (Exact name of small business issuer as specified in its charter)

              Texas                                    76-0203752
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

    600 N. Shepherd, Suite #303 Houston, Texas           77007
     (Address of Principal executive offices)          (Zip Code)

(Issuer's telephone Number)      (713) 864-6688


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES     [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                    Outstanding as of June 30, 1997
  (Common stock, $.01 per value)                2,452,568 Shares

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           June 30,           December 31,
                                             1997                 1996
                                          -----------         ------------
                                          (Unaudited)
                                          -----------
Assets
Current assets:
 Cash                                        $   245             $   316
 Accounts receivable - Trade (net)               807                 685
 Inventory                                       122                 100
 Prepaid expenses                                 31                  16
 Prepaid insurance                               107                 216
 Other current assets                             39                   8
                                             -------             -------
  Total current assets                         1,351               1,341

Property and equipment, net                    5,158               4,861
Other assets                                      57                  61
                                             -------             -------
Total Assets                                 $ 6,566             $ 6,263
                                             =======             =======
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable, trade                     $   375             $   221
 Customer deposits                               985                 912
 Accrued liabilities and other current
  liabilities                                    409                 280
 Note payable                                     54                 190
 Current portion of capital lease
  obligations                                     99                 102
 Current maturities of long term debt            915                 760
                                             -------             -------
  Total current liabilities                    2,837               2,465

Long term debt, net of current portion         2,655               2,536
Capital lease obligations, net of
 current portion                                  26                  81

Shareholders' equity:
 Preferred stock, $1.00 par value;
  1,000,000 shares authorized; 7,500
  shares outstanding at June 30, 1997
  and December 31, 1996                            8                   8
 Common Stock, $.01 par value;
  10,000,000 shares authorized;
  2,452,568 shares (net of treasury
  stock) and 2,449,512 shares (net of
  treasury stock) outstanding at June
  30, 1997 and December 31, 1996,
  respectively                                    25                  25
 Additional paid-in capital                    3,865               3,853
 Accumulated deficit                          (2,843)             (2,698)
 Less Treasury Stock, 1,300 shares and
  1,300 shares at June 30, 1997 and
  December 31, 1996, respectively, at
  cost                                            (7)                 (7)
                                             -------             -------
  Total shareholders' equity                   1,048               1,181
                                             -------             -------
Total Liabilities and Shareholders'
 Equity                                      $ 6,566             $ 6,263
                                             =======             =======


  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Six Months Ended June 30,    Three Months Ended June 30,
                                          ---------------------------  -----------------------------
                                              1997           1996           1997           1996
                                          -------------  ------------  --------------  -------------
                                           (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                                          -------------  ------------  --------------  -------------
Revenues:
Water                                           $2,562        $2,333          $1,420         $1,264
Equipment rental                                 1,388         1,276             711            613
Other                                              170            96             132             52
                                             ------------------------------------------------------
                                                 4,120         3,705           2,263          1,929

Cost and expenses:
Operating costs                                    816           676             447            361
Transportation costs                               953           834             491            407
Depreciation and amortization                      536           526             267            261
Commissions and other selling costs                763           305             443            234
General and administrative expenses                979         1,108             491            588
                                             ------------------------------------------------------
                                                 4,047         3,449           2,139          1,851
                                             ------------------------------------------------------
Income (Loss) from operations                       73           256             124             78

Other expense (income):
Interest expense                                   173           208              87             98
Interest income                                      0             0               0              0
Other expense (income)                               0             0               0              0
                                             ------------------------------------------------------
                                                   173           208              87             98
                                             ------------------------------------------------------
Income (Loss) before income taxes                 (100)           48              37            (20)

Income tax expense (benefit)                         0             0               0              0
                                             ------------------------------------------------------

Net Income (Loss)                                 (100)           48              37            (20)

Dividends on Preferred Stock                        45             0              23              0
                                             ------------------------------------------------------
Income (Loss) attributable to Common
 Stock                                          $ (145)       $   48          $   14         $  (20)
                                             ======================================================

Income (Loss) per common share                  $(0.04)        $0.02           $0.01         $(0.01)
                                             ======================================================

Weighted average number of common
 shares outstanding                              2,451         2,386           2,452          2,392
                                             ======================================================



  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           Six Months Ended June 30,
                                          ---------------------------
                                              1997           1996
                                          -------------  ------------
                                           (Unaudited)   (Unaudited)
                                          -------------  ------------
Cash flows from operating activities:
Net income (loss)                                $(100)        $  48
Adjustments to reconcile net income
 (loss) to net cash provided
 by (used in) operating activities:
 Depreciation and amortization                     536           526
 Loss on disposition of assets                       0             8
 Provision for lost coolers                          9             9
 Noncash charges                                     9           123
 Deferred income tax expense (benefit)               0             0
 Affect of net changes in operating
  accounts:
   Accounts receivable, net                       (122)           (4)
   Inventory                                       (22)            6
   Prepaid expenses                                 94            53
   Other assets                                    (30)           (9)
   Accounts payable                                154          ( 16)
   Customer deposits, accrued
    liabilities, and other current
    liabilities                                    202            55
                                                 -------------------

 Net cash provided by (used in)
  operating activities                             730           799

Cash flows from investing activities:
 Additions to property and equipment              (839)         (126)
 Proceeds from fixed asset retirements               0            27
                                                 -------------------

   Net cash used in investing activities          (839)          (99)

Cash flows from financing activities:
 Proceeds from note payable and long
  term debt                                        669           101
 Payments on note payable and long term
  debt                                            (531)         (551)
 Payments on capital lease obligations             (58)          (26)
 Proceeds from issuance of Common
  Stock, net                                         3            12
 Proceeds from issuance of Preferred
  Stock, net                                         0             0
 Dividends on Preferred Stock                      (45)            0
 Sale (purchase) of treasury stock, net              0             0
                                                 -------------------

   Net cash provided by (used in)
    financing activities                            38          (464)

Increase (decrease) in cash and cash
 equivalents                                       (71)          236
Cash and cash equivalents, beginning of
 period                                            316            62
                                                 -------------------
Cash and cash equivalents, end of period         $ 245         $ 298
                                                 ===================


  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

The results of operations for the three month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCK OPTION PLANS

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Committee may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of June 30, 1997, stock options to acquire 197,350 shares of the Company's common stock have been granted under the Option Plan at exercise prices of $2.00 to $2.948 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. As of June 30, 1997, 155,000 of these options are exercisable and 26,800 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of June 30, 1997, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of June 30, 1997, 12,000 of these options are exercisable and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the compensation committee. The compensation committee determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The compensation committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422),
(iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the compensation committee will also determine the prices, expiration dates and other material features of the incentive awards. As of June 30, 1997, 51,468 shares of common stock were issued under the Incentive Plan to consultants, and 600 shares of common stock were issued under the Incentive Plan to an employee as a stock bonus. As of June 30, 1997, stock options to acquire 78,000 shares of the Company's common stock have been granted under the Incentive Plan at exercise prices of $2.50 to $7.375 per share. The options are exercisable beginning October 26, 1995 through March 10, 2000. As of June 30, 1997, 11,000 of these options are exercisable and no options had been exercised.

NOTE C - SHAREHOLDERS' EQUITY

During the First Quarter of 1997, the Company issued 1,600 shares of common stock to employees under the Company's 1993 Stock Option Plan for exercised vested options and 600 shares of common stock to an employee under the Company's 1995 Incentive Stock Plan for a stock bonus.

During the Second Quarter of 1997, the Company issued 856 shares of its common stock under the 1995 Stock Incentive Plan to a consultant.

During the Third Quarter of 1997, the Company completed a private placement which raised $1,000,000 in gross proceeds with net proceeds to the Company of $870,000 through the sale of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1999, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1999 to $100 per share on September 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of June 30, 1997, no shares of the Company's Preferred Stock had been sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

GENERAL

The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. The Company's strategy has been to use all available capital for expansion and increasing its customer base. Because the Company records the marketing expense associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's earnings will initially decrease for a period in which the Company experiences rapid growth. This growth in customer accounts has been accompanied by increased revenues during 1995, 1996, and 1997. The Company attributes the growth in customer accounts to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and Dallas/Ft. Worth bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal supplies and general health concerns.

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

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues for the three month period ended June 30, 1997 (the "Second Quarter of 1997") increased 17% to $2,263,000 from $1,929,000 for the three month period ended June 30, 1996 (the "Second Quarter of 1996"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the Second Quarter of 1996 to the Second Quarter of 1997.

Operating costs increased 1%, as a percentage of sales, to 20% or $447,000 in the Second Quarter of 1997 from 19% or $361,000 in the Second Quarter of 1996. This is primarily due to an increase in the volume of bottles delivered at a lower average selling price per bottle. Bottles delivered includes customer trials.

Transportation costs increased less than 1%, as a percentage of sales, to 22% or $491,000 in the Second Quarter of 1997 from 21% or $407,000 in the Second Quarter of 1996. The increase in transportation expenses is primarily due to an increase in repair and maintenance expenses for the Dallas trucks.

Depreciation and amortization costs decreased, as a percentage of sales, to 12% or $267,000 in the Second Quarter of 1997 from 14% or $261,000 in the Second Quarter of 1996. The decrease is primarily due to an increase in sales, partially offset by certain fixed assets of the Company becoming fully depreciated for book purposes during 1996.

Commissions and other selling costs increased, as a percentage of sales, to 20% or $443,000 in the Second Quarter of 1997 from 12% or $234,000 in the Second Quarter of 1996. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During the fourth quarter of 1996, the Company completed a preferred stock offering with net proceeds of $652,500. The Company was able to significantly expand it marketing efforts due to the availability of cash.

General and administrative expenses decreased, as a percentage of sales, to 22% or $491,000 in the Second Quarter of 1997 from 30% or $588,000 in the Second Quarter of 1996. This is primarily due to a reduction in legal fees and bad debt expense.

Interest expense decreased, as a percentage of sales, to 4% or $87,000 in the Second Quarter of 1997 from 5% or $98,000 in the Second Quarter of 1996. This is primarily due to reductions in long term debt.

The Company reported income after income taxes of $14,000 in the Second Quarter of 1997 compared to a loss after taxes of $20,000 in the Second Quarter of 1996. The income was primarily due to increased revenues, partially offset by increased commissions and other selling costs.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues for the six month period ended June 30, 1997 increased 11% to $4,120,000 from $3,705,000 during the six month period ended June 30, 1996. The principal reason for the increase in revenues was the increase in the number of customer accounts.

Operating costs increased, as a percentage of sales, to 20% or $816,000 during the six month period ended June 30, 1997 from 18% or $676,000 during the six month period ended June 30, 1996. This is primarily due to an increase in the volume of bottles delivered at a lower average selling price per bottle. Bottles delivered includes customer trials.

Transportation costs increased less than 1%, as a percentage of sales, to 23% or $953,000 during the six month period ended June 30, 1997 from 23% or $834,000 during the six month period ended June 30, 1996. The increase in transportation expenses is primarily due to an increase in repair and maintenance expenses for the Dallas trucks.

Depreciation and amortization costs decreased, as a percentage of sales, to 13% or $536,000 during the six month period ended June 30, 1997 from 14% or $526,000 during the six month period ended June 30, 1996. The decrease is primarily due to an increase in sales partially offset by certain fixed assets of the Company becoming fully depreciated for book purposes during 1996 and the six month period ended June 30, 1997.

Commissions and other selling costs increased, as a percentage of sales, to 19% or $763,000 during the six month period ended June 30, 1997 from 8% or $305,000 during the six month period ended June 30, 1996. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During the fourth quarter of 1996, the Company completed a preferred stock offering with net proceeds of $652,500. The Company was able to significantly expand it marketing efforts due to the availability of cash

General and administrative expenses decreased, as a percentage of sales, to 24% or $979,000 during the six month period ended June 30, 1997 from 30% or $1,108,000 during the six month period ended June 30, 1996. This is primarily due to a reduction in legal fees and bad debt expense.

Interest expenses decreased, as a percentage of sales, to 4% or $173,000 during the six month period ended June 30, 1997 from 6% or $208,000 during the six month period ended June 30, 1996. This is primarily due to reductions in long term debt.

The Company reported a loss after income taxes of $145,000 during the six month period ended June 30, 1997 compared to income after taxes of $48,000 during the six month period ended June 30, 1996. The net loss was caused by the increased commissions and other selling costs, partially offset by decreased general and administrative expenses.

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

Net cash provided by operating activities for the six month period ended June 30, 1997 and the six month period ended June 30, 1996 was $730,000 and $799,000 respectively. The decrease is primarily due to increased commissions and other selling costs.

During the six month period ended June 30, 1997, the Company made capital expenditures of $172,000 for plant equipment, water bottles and truck improvements. During the same period, the Company purchased $667,000 of water coolers, financed by the vendor.

As of June 30, 1997, the Company's long-term debt amounted to $302,000 in bank debt, $2,889,000 in vendor financing and $379,000 in convertible subordinated debt. The Company has capital lease commitments of $125,000.

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

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit , the Company alleged that Liqui-Box sold a defective water system, which , in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The amount is subject to appeal and there can be no assurance that the Company will recover damages in this, or any amount. Liqui-Box had net sales of $156.4 million for the year ended December 31, 1995. It is publicly traded under the ticker symbol LIQB.

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

 3.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc.
     Exhibit 3.4 to the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 1997 is filed herein.

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

27.1  Financial Data Schedule.  Exhibit 27.1 is filed herein.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended June 30, 1997.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Great Pines Water Company, Inc.

Date: August 14, 1997               By:    Kevin F. Vigneaux
      ---------------               --------------------------------
                                    Kevin F. Vigneaux
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)