Form 10QSB
period 1997-09-30
GREAT PINES WATER CO INC
filed 1997-11-12
CIK 906285

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________ to ______________________

Commission file number 1-12130

                        Great Pines Water Company, Inc.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

          Texas                                               76-0203752
---------------------------------                      -----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

   600 N. Shepherd, Suite #303 Houston, Texas                  77007
   --------------------------------------------------------------------
      (Address of Principal executive offices)               (Zip Code)

         (Issuer's telephone Number)   (713) 864-6688

         ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

 Class                                    Outstanding as of September 30, 1997
--------------------------------------------------------------------------------
(Common stock, $.01 per value)                     2,472,794 Shares

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                              September 30,   December 31,
                                                                                 1997            1996
                                                                              -------------   ------------
                                                                               (Unaudited)
                                                                              -------------
  Assets
  Current assets:
    Cash                                                                            $   894        $   316
    Accounts receivable - Trade (net)                                                   960            685
    Inventory                                                                           106            100
    Prepaid expenses                                                                     78             16
    Prepaid insurance                                                                    42            216
    Other current assets                                                                 36              8
                                                                                    ----------------------
    Total current assets                                                              2,116          1,341

  Property and equipment, net                                                         5,503          4,861
  Other assets                                                                           55             61
                                                                                    ----------------------
  Total Assets                                                                      $ 7,674        $ 6,263
                                                                                    ======================

  Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable, trade                                                         $   445        $   221
    Customer deposits                                                                 1,083            912
    Accrued liabilities and other current liabilities                                   397            280
    Note payable                                                                          0            190
    Current portion of capital lease obligations                                         84            102
    Current maturities of long term debt                                                979            760
                                                                                    ----------------------
             Total current liabilities                                                2,988          2,465

  Long term debt, net of current portion                                              2,785          2,536
  Capital lease obligations, net of current portion                                      15             81

  Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized; 17,500
    shares and 7,500 shares outstanding at September 30, 1997 and                        18              8
    December 31, 1996, respectively
  Common Stock, $.01 par value; 10,000,000 shares authorized;
    2,472,794 shares and 2,449,512 shares (net of treasury stock)
    outstanding at September 30, 1997 and December 31, 1996, respectively                25             25
  Additional paid-in capital                                                          4,780          3,853
  Accumulated deficit                                                                (2,937)        (2,698)
  Less Treasury Stock, no shares and 1,300 shares at September 30,
    1997 and December 31, 1996, respectively, at cost                                     0             (7)
                                                                                    ----------------------
    Total shareholders' equity                                                        1,886          1,181

                                                                                    ----------------------
  Total Liabilities and Shareholders' Equity                                        $ 7,674        $ 6,263
                                                                                    ======================

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Nine Months Ended             Three Months Ended
                                                            -----------------             -------------------
                                                              September 30,                  September 30,
                                                              -------------                  -------------
                                                           1997         1996            1997             1996
                                                           ----         ----            ----             ----
                                                        (Unaudited)  (Unaudited)     (Unaudited)      (Unaudited)
                                                        -----------  -----------     -----------      -----------

Revenues:
Water                                                       $4,266       $3,672          $1,704            $1,339
Equipment rental                                             2,105        1,860             717               584
Other                                                          265          171              95                76
                                                        ---------------------------------------------------------
                                                             6,636        5,703           2,516             1,999

Cost and expenses:
Operating costs                                              1,345        1,049             529               373
Transportation costs                                         1,550        1,267             597               432
Depreciation and amortization                                  719          792             183               267
Commissions and other selling costs                          1,410          733             647               428
General and administrative expenses                          1,503        1,524             524               418
                                                        ---------------------------------------------------------
                                                             6,527        5,365           2,480             1,918

                                                        ---------------------------------------------------------
Income (Loss) from operations                                  109          338              36                81

Other expense (income):
Interest expense                                               265          315              92               106
Interest income                                                 (7)          (2)             (7)               (1)
Other expense (income)                                           0          101               0               101
                                                        ---------------------------------------------------------
                                                               258          414              85               206
                                                        ---------------------------------------------------------
Income (Loss) before income taxes                             (149)         (76)            (49)             (125)

Income tax expense (benefit)                                     0            0               0                 0
                                                        ---------------------------------------------------------
Net Income (Loss)                                             (149)         (76)            (49)             (125)

Dividends on Preferred Stock                                    90            0              45                 0
                                                        ---------------------------------------------------------
Income (Loss) attributable to Common Stock                  $ (239)      $  (76)         $  (94)           $ (125)
                                                        =========================================================
Income (Loss) per common share                              $(0.10)      $(0.03)         $(0.04)           $(0.05)
                                                        =========================================================
Weighted average number of common shares outstanding         2,456        2,399           2,464             2,426
                                                        =========================================================

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                                     September 30,
                                                                                     -------------
                                                                                1997               1996
                                                                                ----               ----
                                                                            (Unaudited)         (Unaudited)
                                                                            ----------          -----------
Cash flows from operating activities:
Net income (loss)                                                              $  (149)             $  (76)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                    719                 792
  Loss on disposition of assets                                                      0                   8
  Provision for lost coolers                                                        14                  14
  Noncash charges                                                                   25                 154
  Deferred income tax expense (benefit)                                              0                   0
  Affect of net changes in operating accounts:
     Accounts receivable, net                                                     (275)                 17
     Inventory                                                                      (6)                 (7)
     Prepaid expenses                                                              112                 140
     Other assets                                                                  (27)                (10)
     Accounts payable                                                              224                (153)
     Customer deposits, accrued liabilities, and other current liabilities         288                 139
                                                                             -----------------------------
  Net cash provided by (used in) operating activities                              925               1,018

Cash flows from investing activities:
     Additions to property and equipment                                        (1,370)               (215)
     Proceeds from fixed asset retirements                                           0                  27
                                                                             -----------------------------
       Net cash used in investing activities                                    (1,370)               (188)

Cash flows from financing activities:
  Proceeds from note payable and long term debt                                  1,063                 101
  Payments on note payable and long term debt                                     (785)               (768)
  Payments on capital lease obligations                                            (84)               (101)
  Proceeds from issuance of Common Stock, net                                       93                  30
  Proceeds from issuance of Preferred Stock, net                                   826                 494
  Dividends on Preferred Stock                                                     (90)                  0
  Sale (purchase) of treasury stock, net                                             0                   0
                                                                             -----------------------------
       Net cash provided by (used in) financing activities                       1,023                (244)

Increase (decrease) in cash and cash equivalents                                   578                 586
Cash and cash equivalents, beginning of period                                     316                  62
                                                                             -----------------------------
Cash and cash equivalents, end of period                                       $   894              $  648
                                                                             =============================

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

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

The results of operations for the three month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCK OPTION PLANS

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Committee may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of September 30, 1997, stock options to acquire 197,350 shares of the Company's common stock have been granted under the Option Plan at exercise prices of $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. As of September 30, 1997, 155,000 of these options are exercisable and 30,550 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of September 30, 1997, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of September 30, 1997, 12,000 of these options are exercisable and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the compensation committee. The compensation committee determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The compensation committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422),
(iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the compensation committee will also determine the prices, expiration dates and other material features of the incentive awards. As of September 30, 1997, 52,695 shares of common stock were issued under the Incentive Plan to consultants, and 600 shares of common stock were issued under the Incentive Plan to an employee as a stock bonus. As of September 30, 1997, stock options to acquire 77,750 shares of the Company's common stock have been granted under the Incentive Plan at exercise prices of $2.50 to $7.375 per share. The options are exercisable beginning October 26, 1995 through September 8, 2000. As of September 30, 1997, 15,583 of these options are exercisable and 2,083 options had been exercised.

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

During the Third Quarter of 1997, the Company issued 1,343 shares of its common stock under the 1995 Stock Incentive Plan to a consultant, 8,000 shares of its common stock under the 1995 Stock Incentive Plan as payment to an attorney, and 3,750 shares of its common stock under the 1995 Stock Incentive Plan for partial settlement of a lawsuit. Additionally, the Company issued 2,083 shares of its common stock under the 1995 Stock Incentive Plan for the exercise of vested options and 3,750 shares of its common stock under the 1993 Option Plan for the exercise of vested options.

During the Third Quarter of 1997, the Company transferred 1,300 treasury shares to an employee as compensation.

During the Third Quarter of 1997, the Company completed a private placement of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1999, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1999 to $100 per share on September 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of September 30, 1997, 10,000 shares of the Company's Series B Preferred Stock were issued. Proceeds of $826,000 will be used for commissions and other selling costs and working capital.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the three month period ended September 30, 1997 (the "Third Quarter of 1997") increased 26% to $2,516,000 from $1,999,000 for the three month period ended September 30, 1996 (the "Third Quarter of 1996"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the Third Quarter of 1996 to the Third Quarter of 1997.

Operating costs increased, as a percentage of sales, to 21% or $529,000 in the Third Quarter of 1997 from 19% or $373,000 in the Third Quarter of 1996. This is primarily due to an increase cost of sales due to an increase in the volume of bottles delivered at a lower average selling price per bottle. Bottles delivered includes customer trials.

Transportation costs increased, as a percentage of sales, to 24% or $597,000 in the Third Quarter of 1997 from 22% or $432,000 in the Third Quarter of 1996. The increase in transportation expenses is primarily due to an increase in repair and maintenance expenses and truck lease expenses.

Depreciation and amortization costs decreased, as a percentage of sales, to 7% or $183,000 in the Third Quarter of 1997 from 13% or $267,000 in the Third Quarter of 1996. The decrease is primarily due to an increase in sales, partially offset by certain fixed assets of the Company becoming fully depreciated for book purposes during 1996.

Commissions and other selling costs increased, as a percentage of sales, to 26% or $647,000 in the Third Quarter of 1997 from 21% or $428,000 in the Third Quarter of 1996. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During the Third Quarter of 1997, the Company completed a preferred stock offering with net proceeds of $826,000. The Company was able to significantly expand it marketing efforts due to the availability of cash.

General and administrative expenses remained the same, as a percentage of sales, at 21% or $524,000 in the Third Quarter of 1997 from $418,000 in the Third Quarter of 1996. This is primarily due to a write down of certain unclaimed customer deposits.

Interest expense decreased, as a percentage of sales, to 4% or $92,000 in the Third Quarter of 1997 from 5% or $106,000 in the Third Quarter of 1996. This is primarily due to reductions in long term debt.

The Company reported a loss after income taxes of $49,000 in the Third Quarter of 1997 compared to a loss after taxes of $125,000 in the Third Quarter of 1996. This is primarily due to increased revenues, partially offset by increased commissions and other selling costs.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the nine month period ended September 30, 1997 increased 16% to $6,636,000 from $5,703,000 during the nine month period ended September 30, 1996. The principal reason for the increase in revenues was the increase in the number of customer accounts.

Operating costs increased, as a percentage of sales, to 20% or $1,345,000 during the nine month period ended September 30, 1997 from 18% or $1,049,000 during the nine month period ended September 30, 1996. This is primarily due to an increase cost of sales due to an increase in the volume of bottles delivered at a lower average selling price per bottle. Bottles delivered includes customer trials.

Transportation costs increased, as a percentage of sales, to 23% or $1,550,000 during the nine month period ended September 30, 1997 from 22% or $1,267,000
during the nine month period ended September 30, 1996.   The increase in
transportation expenses is primarily due to an increase in repair and maintenance expenses and truck lease expenses.

Depreciation and amortization costs decreased, as a percentage of sales, to 11% or $719,000 during the nine month period ended September 30, 1997 from 14% or $792,000 during the nine month period ended September 30, 1996. The decrease is primarily due to an increase in sales partially offset by certain fixed assets of the Company becoming fully depreciated for book purposes during 1996 and the nine month period ended September 30, 1997.

Commissions and other selling costs increased, as a percentage of sales, to 21% or $1,410,000 during the nine month period ended September 30, 1997 from 13% or $733,000 during the nine month period ended September 30, 1996. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During the Third Quarter of 1997, the Company completed a preferred stock offering with net proceeds of $826,000. The Company was able to significantly expand it marketing efforts due to the availability of cash

General and administrative expenses decreased, as a percentage of sales, to 23% or $1,503,000 during the nine month period ended September 30, 1997 from 27% or $1,524,000 during the nine month period ended September 30, 1996. This is primarily due to a write down of certain unclaimed customer deposits.

Interest expenses decreased, as a percentage of sales, to 4% or $265,000 during the nine month period ended September 30, 1997 from 6% or $315,000 during the nine month period ended September 30, 1996. This is primarily due to reductions in long term debt.

The Company reported a loss after income taxes of $149,000 during the nine month period ended September 30, 1997 compared to a loss after taxes of $76,000 during the nine month period ended September 30, 1996. The net loss was caused by the increased commissions and other selling costs, partially offset by decreased general and administrative expenses.

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

Net cash provided by operating activities for the nine month period ended September 30, 1997 and the nine month period ended September 30, 1996 was $925,000 and $1,018,000 respectively. The decrease is primarily due to increased commissions and other selling costs.

During the nine month period ended September 30, 1997, the Company made capital expenditures of $307,000 for plant equipment, water bottles and truck improvements. During the same period, the Company purchased $1,063,000 of water coolers, financed by the vendors.

As of September 30, 1997, the Company's long-term debt amounted to $253,000 in bank debt, $3,142,000 in vendor financing and $369,000 in convertible subordinated debt. The Company has capital lease commitments of $99,000.

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

   3.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.4 to the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 1997 is incorporated herein by reference.

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

  27.1    Financial Data Schedule.  Exhibit 27.1 is filed herein.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended September 30, 1997.


SIGNATURES
----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Great Pines Water Company, Inc.

Date: November 13, 1997             By:    Kevin F. Vigneaux
      -----------------              -------------------------------------------

                                    Kevin F. Vigneaux
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)