Form 10KSB
period 1997-12-31
GREAT PINES WATER CO INC
filed 1998-03-31
CIK 906285

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
(STATE OR OTHER JURISDICTION OF                           (I.R.S.
 EMPLOYER IDENTIFICATION NO.)                 INCORPORATION OR  ORGANIZATION)

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
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Issuer's revenues for its most recent fiscal year were $8,769,000.

As of March 26, 1998, there were outstanding 2,611,012 shares of the registrant's Common Stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock or voting stock held by nonaffiliates of the registrant (based on the last sales price for the Common Stock on Nasdaq SmallCap market March 26, 1998) was approximately $2,528,000.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                                 ---     ---

                          GREAT PINES WATER COMPANY, INC.
                            ANNUAL REPORT ON FORM 10-KSB
                                 TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . .   6
ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .   6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .   7


PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .   9
ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .  14
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . .  14


PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . .  15
ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .  16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . .  19
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . .  19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .  20

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Great Pines Water Company, Inc., a Texas corporation, ("Great Pines" or the "Company") processes, delivers and sells bottled water to homes and businesses in the greater Houston and Dallas-Fort Worth ("DFW") metropolitan areas, under the brand name of "Texas Premium Waters."

The Company completed its initial public offering of Common Stock, par value $.01 per share (the "Common Stock"), in August 1993. Its shares are traded on NASDAQ Small Capital Market under the symbol "GPWC."

INDUSTRY OVERVIEW

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

The bottled water market is comprised of three major segments: non-sparkling (domestic), sparkling (domestic) and imported water (both sparkling and non-sparkling).

- NON-SPARKLING, or still, water contains no carbonation and is consumed as an "alternative to tap water." It is the largest of the three segments and represented 84.3% of the total market in terms of gallons of water sold in 1995. Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines. Distinctions are often made among brands of non-sparkling water based on their source, level of mineral content and the method of purification (distillation, deionization or reverse osmosis).

- SPARKLING WATER contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field. Sparkling water includes domestic sparkling water, club soda and seltzer, and typically is sold through normal food and beverage retail channels.

- IMPORTED WATER, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers." Imported water is sold through normal food and beverage water alternatives.

INDUSTRY TRENDS

The Company believes the increased demand for bottled water is based primarily on two trends. First, growing concerns over the quality of tap water available in homes and offices is causing consumers to develop alternative sources of supply. According to a cover story in U.S. NEWS AND WORLD REPORT, dated July 29, 1992, drinking water in various regions of the U.S. may have impurities that pose health hazards to consumers. Based upon a study of these water issues, this article highlights three main problems with today's municipal tap water: lead content, certain dangerous carcinogenic chemical by-products resulting from over-chlorinating of some municipal water, and the pollution of existing underground water sources by toxic waste dumping. The U.S. Environmental Protection Agency is quoted as stating that more than 40 million Americans drink tap water at their homes that has hazardous or excessive levels of lead, resulting from lead in
municipal water lines or home plumbing.   Underscoring the public sensitivity
to the nature of the water quality is the signing of the Safe Drinking Water Reauthorization Act of

1996 signed by President Clinton on August 6, 1996.   This Act requires all
local water utilities to issue annual reports highlighting in straight forward language the chemicals and bacteria contained in the water.

The Company believes that the second key trend is a heightened awareness regarding health and diet driving consumers to seek a healthy alternative to soda, coffee and alcohol. Accordingly, the Company believes that clean bottled water is emerging as the alternative of choice.

BUSINESS STRATEGY

The Company's strategy is to continue to establish themselves as a strong regional player in this highly fragmented distribution market. The Company intends to take advantage of the consumer's growing concern with public tap water as well as the growing awareness amongst health conscious consumers of the need for a sugar/alcohol/caffeine free beverage alternative. The Company intends to execute this strategy by expanding the existing customer base and establishing new sales routes in existing cities, increasing route density thereby reducing distribution and administration costs in existing cities, and finally, by penetrating markets in new cities. In the Company's current markets as well as future markets, the Company intends to emphasize the rationalization of the product and the Company's distribution capabilities.

Execution of this plan may result in the acquisition of other regional bottlers and distributors which may require the payment of cash or the issuance of debt or equity securities. Such acquisitions could result in material changes in the Company's financial condition and operating results.

It should be noted that because the Company records the marketing expenses associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's net income will initially decrease for a period in which the Company experiences rapid growth. The Company experienced such a decrease in connection with its expansion into the DFW market in 1994. Despite the short-term, negative effect of this expansion on net income, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the long-term financial performance of the Company.

BUSINESS AND OPERATIONS

The Company provides office and home delivery of five-gallon bottles of water, as well as water dispensers and cups. The Company offers three types of water--spring water, drinking water and purified water, and four types of dispensers--one that offers both room temperature and chilled water, one that offers both room temperature and heated water, one that offers both heated and chilled water and has a small built-in refrigerator, and one that offers room temperature water only. A large majority of the Company's customers rent the dispenser offering both room temperature and chilled water. Each type of dispenser can utilize either the Company's closed water delivery system or the more conventional open water system. In the closed system, the cap remains on the bottle, the bottle is inverted into the top of the dispenser, and a device in the dispenser punctures the seal of the cap. The closed system reduces both spillage of the water during bottle replacement and the risk of contamination of the water from the exterior neck of the bottle. In the open water system, the entire plastic cap on top of the water bottle is removed first and the bottle is then inverted into the top of the dispenser. As of December 31, 1997, the Company owned approximately 39,500 water dispensers, of which approximately 36,000 utilized the closed system and approximately 3,500 utilized the open system.

As of December 31, 1997, the Company served approximately 17,728 customers in the Houston area and approximately 14,339 customers in the DFW area. No single customer represents more than 1% of the Company's gross revenues. The following chart shows the approximate number of total accounts of the Company at the indicated dates, the new accounts of the Company added since the previous date, net of losses, and the percentage increase in total accounts:

                                                  DECEMBER 31,
                                                  ------------
                                       1997           1996           1995
                                       ----           ----           ----
    Net New Accounts                   3,509          1,305          2,003
    Total Accounts                    32,067         28,558         27,253
    Percentage Increase                   12%             5%             8%

DELIVERY AND DISTRIBUTION CAPABILITIES

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

As of December 31, 1997, the Company owned or leased 28 "ten-bay" trucks that it uses to deliver full water bottles to customers and to pick up empty bottles. Each ten-bay truck is capable of carrying 288 five-gallon water bottles. The Company believes that a majority of its current competitors primarily use smaller "eight-bay" beverage trucks, which are generally capable of carrying only 200 five-gallon water bottles. The Company's larger delivery trucks permit the Company to service its customers either once every 19 days or 38 days, depending on the average amount of water delivered, as opposed to the 10 or 20 day cycle of its competitors. The Company believes that its ability to deliver on a 19-day or 38-day average cycle enables it to have a competitive advantage over many of its competitors, increasing delivery efficiency and decreasing delivery cost. The Company also owns or leases 28 cube vans for special deliveries and new account setups. The Company's customers are segregated geographically and placed on one of the routes that are maintained by the Company. At the present time, the Company maintains approximately 350 separate routes. The Company's drivers are paid on a per-delivered-bottle basis, further promoting efficiency and higher utilization of the delivery trucks. The Company's drivers are eligible for commissions for qualifying new customer accounts they generate.

As of December 31, 1997, the Company owned approximately 143,000 five-gallon bottles. Empty bottles picked up from customers are stored at the Company's facilities until required to be used. Each day a sufficient number of empty bottles are washed, sterilized, filled and loaded onto delivery trucks to satisfy delivery requirements for the next day. On an average day, the Company delivers approximately 3,500 bottles of water.

BOTTLED WATER PROCESSING AND FACILITIES

Various treatment technologies are used to treat the various bottled waters. These manufacturing practices, quality levels, and labeling of the Company's bottled water products are regulated by the Federal Food and Drug
Administration ("FDA") as well as the states and some localities in which the Company's water is distributed.

NATURAL SPRING WATER.   Presently, the Company obtains spring water from
state certified natural springs in Jasper, Texas. "Natural Spring Water", by law, must be extracted from an underground source which flows continuously to the surface under its own pressure. Before being certified as a spring, a hydrogeological report must validate the integrity of the source and safety of the water-collection operations. The Company purchases its spring water from the owners of the springs, located in remote, pristine areas wherein the spring's recharge areas are not impacted by urban development, agricultural run-off or other pollutants. The spring water is delivered to the Company's
facilities in Houston and Grand Prairie.   In accordance with applicable
regulations, chlorine is added to the spring water in the tanker truck. The water is tested and the tanker truck unloads the spring water into two sanitary bulk

5,000-gallon fiberglass tanks where it is staged until it is bottled. Prior to bottling, spring water from the tanks is carbon-filtered and ozonated to remove the chlorine that was previously added.

DRINKING WATER. At the present time, the Company uses water from the individual cities' municipal water system for its drinking and purified water. Drinking and purified water are processed through carbon filtration and reverse osmosis equipment at the Company's facilities in order to remove sedimentation, organic compounds and associated tastes and odors. Certain food grade minerals (calcium and magnesium) are added to drinking water to add taste. Purified water is deionized to reduce dissolved minerals in the final drinking water.

RETAIL PRICING AND PAYMENT

The Company's drinking water competes with non-sparkling water delivered by its direct competitors, sold in containers inside retail outlets and with water produced by water vending machines located at supermarkets and other retail locations. As with many consumer products, the costs of packing and distributing drinking water sold by these competing methods comprise a significant portion of the total product cost, and these costs are reflected in the retail price to the consumer. In the Company's sales areas, non-sparkling water sold in five-gallon containers delivered directly to consumers' offices or homes generally sells for $1.50 to $1.75 per gallon.
As of December 31, 1997, the Company charged $7.95 to $8.85 for a five gallon bottle of spring water (or $1.59 to $1.77 per gallon) and $6.95 to $7.85 for a five gallon bottle of drinking or purified water (or $1.39 to $1.57 per gallon). Customers who purchase more than ten bottles of water per month are offered discounts of ten to twenty percent. As of December 31, 1997, the Company rented water dispensers for $9.00 to $18.90 per month, depending on the type of dispenser. Customers are billed every four weeks for the cost of the dispenser rented and all the water products and cups delivered to them. Customer billing services are performed by Company employees at the Company's Houston and Grand Prairie facilities. The Company intends to remain competitive with its competition and raise the prices of its bottled water products as market conditions permit.

SALES AND MARKETING

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

EQUIPMENT SUPPLY

As of December 31, 1997 the Company is negotiating for a long-term agreement for the purchase and financing of water coolers. The Company purchases its bottles, caps and water delivery system components from various vendors. There are numerous manufacturers of all such items, and different cap design and water delivery systems whose components may be used with the Company's existing dispensers. There are no written agreements obligating any such suppliers to supply the Company with any such supplies, as is typical in this industry.

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

The Company does not believe that given the nature of the drinking water treatment components, its business is not materially dependent upon obtaining patent protection for its various systems.

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

EMPLOYEES

As of December 31, 1997, the Company had 212 full-time employees, including 55 in administration, 67 in marketing and 90 in production and delivery. All marketing employees are compensated on a commission basis. Drivers are compensated on a per-delivered bottle basis. All other employees are paid wages, on a weekly, bi-weekly, or semi-monthly basis. The Company's employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good.

SEASONALITY

Bottled water sales revenues are seasonal, with sales in the winter months being lower than sales in the summer months when consumption is greater. Equipment rental revenues are not seasonal.

IMPACT OF INFLATION

The Company believes that the present relatively low rate of inflation will not have a significant impact on the Company. Historically, the Company has increased prices to its customers in excess of inflation, and anticipates that it will be able to do so for the foreseeable future. In addition, the Company believes it will enjoy certain economies of scale as it continues to expand, such as increasing purchasing power for the purchase of water bottles, dispensers, and ancillary supplies and reduced distribution costs as route density increases. As a result, the Company does not believe inflation will have a material adverse impact on its operations for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 22,000 square feet for its offices and its storage, bottling and distribution facility in Houston, Texas and leases approximately 25,000 square feet for its Dallas area office and its storage, bottling and distribution facility in Grand Prairie, Texas.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel that the outcome of these legal actions will not have a material adverse effect upon the financial position and results of operations of the Company.

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit, the Company alleges that Liqui-Box sold a defective water system, which, in turn, the Company leased to its bottled water customers. The Company seeks monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The amount is subject to appeal and there can be no assurance that the Company will recover damages in this, or any amount. Through December 31, 1997, the Company has not recorded any amounts in the financial statements related to these damages. Liqui-Box Corporation had net sales of $152.4 million for the year ended December 28, 1996. It is publicly traded under the ticker symbol LIQB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Stock has traded on the Nasdaq SmallCap market under the symbol "GPWC" since August 10, 1993. Prior to August 10, 1993 there was no public market for the Company's Common Stock.

As of March 26, 1998, there were 2,611,012 outstanding shares of the Common Stock of the Company held by approximately 500 shareholders of record. The following table sets forth the high and low bid price per share of the Common Stock on the Nasdaq SmallCap market for the periods presented. The prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     1996                           High           Low
     ----                           ----           ---
     First Quarter                 4 1/2           2 1/4
     Second Quarter                4 5/8           3 3/8
     Third Quarter                 4 9/16          2 1/8
     Fourth Quarter                6 5/8           3 5/8

     1997
     ----
     First Quarter                 7 7/8           6 1/8
     Second Quarter                7 1/2           4 3/4
     Third Quarter                 7 1/2           5 3/8
     Fourth Quarter                7 13/16         3 9/16

The Company has not paid any cash dividends on its Common Stock since inception and the Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. Further, the Company's agreements with its current lenders prohibit the payment of dividends. It is the present policy of the Board of the Directors to retain earnings, if any, for use in developing and expanding the Company's business.

During October 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share (the "Series A Preferred Stock Offering"). During August 1997, the Company completed a private placement of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share (the "Series B Preferred Stock Offering"). During December 1997, the Company started a private placement of 21,000 shares of Series C Preferred Stock, $1.00 par, at $100 per share (the "Series C Preferred Stock Offering").

The Common Stock is listed for quotation in Nasdaq Small Capital Market System. For continued inclusion in Nasdaq Small Capital Market System, the current minimum qualification requirements include, among other things (i) total assets of $2 million; (ii) total capital and surplus of $1 million; and
(iii) $1 per share bid price. On August 22, 1997 the Securities and Exchange Commission (the "Commission") approved new listing standards for companies listed on the Nasdaq Small Capital Market System. Companies had until February 23, 1998 to comply with the new continuing inclusion requirements. The new requirements include, among other things (i) net tangible assets of $2 million (net tangible assets means total assets, excluding goodwill, minus total liabilities); (ii) public float of 500,000 shares; and (iii) $1 per share bid price. The Company was not able to meet the new requirements and has appealed. If the Company is unable to satisfy the requirements for continued inclusion in Nasdaq Small Capital Market System, trading, if any, in the Common Stock would be conducted on the National Association Securities Dealers Over The Counter Electronic Bulletin Board. As a result, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. There can be no assurance that a trading market in the Common Stock will be maintained or that the Company will be able to maintain the minimum qualifications requirements for continued inclusion in Nasdaq Small Capital Market System.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. This data should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                      1997       1996      1995
                                                      ----       ----      ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
     INCOME STATEMENT DATA:
     Revenues. . . . . . . . . . . . . . . . . . .    $8,769    $7,495    $7,121
     Operating costs . . . . . . . . . . . . . . .     1,744     1,391     1,284
     Transportation costs. . . . . . . . . . . . .     2,171     1,745     1,802
     Depreciation and amortization . . . . . . . .       988     1,064     1,149
     Commissions and other selling costs . . . . .     1,874     1,231     1,141
     General and administrative costs. . . . . . .     2,190     2,084     2,091
                                                      --------------------------
     Loss from operations. . . . . . . . . . . . .      (198)      (21)     (345)
     Other expense . . . . . . . . . . . . . . . .       387       623       433
                                                      --------------------------
     Loss before income taxes. . . . . . . . . . .      (585)     (644)     (778)
     Income tax expense (benefit). . . . . . . . .         0         0       (44)
                                                      --------------------------
     Loss after income taxes . . . . . . . . . . .      (585)     (644)     (734)
     Dividends on Preferred Stock. . . . . . . . .       135        25         0
                                                      --------------------------
     Loss attributable to Common Stock . . . . . .      (720)     (669)     (734)
                                                      --------------------------
                                                      --------------------------
     Loss  per common share. . . . . . . . . . . .    $ (.29)   $ (.28)   $ (.31)
                                                      --------------------------
                                                      --------------------------

     BALANCE SHEET DATA:
     Total Assets. . . . . . . . . . . . . . . . .    $7,479    $6,263    $6,606
     Current and long-term debt and capital
     lease obligations . . . . . . . . . . . . . .    $3,953    $3,480    $4,295

     OTHER DATA:
     EBITDA (1). . . . . . . . . . . . . . . . . .    $  797    $  830    $  811
     Net cash provided by operating activities . .    $  335    $  704    $  707
     Net cash used in investing activities . . . .    $ (490)   $ (354)   $ (185)
     Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . . .    $   31    $  (95)   $ (638)

(1) EBITDA is defined as the sum of (i) loss before income taxes; (ii) interest; and (iii) depreciation and amortization, as reported on the Company's income statement. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of the Company. This information may not be comparable to similarly titled amounts presented by other companies.

GENERAL

The Company was incorporated in 1986 and began operations in 1987. The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. As of December 31, 1997, the Company serviced approximately 32,067 customers as compared to 28,558 at December 31, 1996. This growth in customer accounts has been accompanied by increased revenues during 1997 and 1996. The Company attributes the growth in customer accounts to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and DFW bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal water supplies and general health concerns.

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

The Company currently provides an estimate of the cost of dispensers which are lost or stolen as a reduction of fixed assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 AND 1996

Revenues in 1997 increased 17% to  $8,769,000 from $7,495,000 in 1996.  The increase was primarily the result of the addition of new customers and price increases during 1997.

Operating costs increased, as a percentage of sales, to 20% or $1,744,000 in 1997 from 19% or $1,391,000 in 1996. This is primarily due to an increase in cost of sales related to an increase in the volume of bottles delivered at a lower average selling price per bottle. The average selling price decreased as the total bottles delivered includes customer trials, for which no revenue is recognized.

Transportation Costs increased, as a percentage of sales, to 25% or $2,171,000 in 1997 from 23% or $1,745,000 in 1996. This is primarily due to the leasing of additional trucks and an increase in route driver and route supervisor wages.

Depreciation and amortization costs decreased, as a percentage of sales, to 11% or $988,000 in 1997 from 14% or $1,064,000 in 1996. The decrease is primarily due to an increase in sales, by certain fixed assets of the Company becoming fully depreciated for book purposes during 1997 and 1996, and by the estimated useful life of coolers being extended from ten to twelve years.
The change in useful life decreased depreciation expense by approximately $116,000.

Commissions and other selling costs increased, as a percentage of sales, to 21% or $1,874,000 in 1997 from 16% or $1,231,000 during 1996. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During October 1996, the Company completed the Series A Preferred Stock Offering with net proceeds of $652,500. During August 1997, the Company completed the Series B Preferred Stock Offering with net proceeds of $832,000. The Company was able to significantly expand its marketing efforts due to the availability of cash.

General and administrative expenses, as a percentage of sales, decreased to 25% or $2,190,000 during 1997 from 28% or $2,084,000 during 1996. This is primarily due to the economies of scale derived from increasing the sales of the company's products without a proportional increase in general and administrative expenses.

Interest expense, as a percentage of sales, decreased to 4% or $394,000 in 1997 compared to 5% or $410,000 in 1996. This is primarily due to reductions in the average outstanding balance of long term debt.

The Company reported a loss after income taxes of $585,000 in 1997, compared to a loss after income taxes of $644,000 in 1996. The decrease in the loss during 1997 was caused by increased revenues and improved operating efficiencies. This was significantly offset by the increase in commissions and other selling costs of $643,000 during 1997 as compared to 1996.

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

Transportation Costs decreased 2%, as a percentage of sales, to 23% or $1,745,000 in 1996 from 25% or $1,802,000 in 1995. The decrease is due to a decrease in the number of trucks partially offset by increased fuel costs which was caused by the additions of new customers.

Depreciation and amortization costs decreased, as a percentage of sales, to 14% or $1,064,000 in 1996 from 16% or $1,149,000 in 1995. The decrease is due to certain fixed assets of the Company becoming fully depreciated during 1995 and 1996.

Commissions and other selling costs, as a percentage of sales, remained stable at 16% or $1,231,000 and $1,141,000 during 1996 and 1995, respectively. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. During the fourth quarter of 1996, the Company completed the Series A Preferred Stock Offering with net proceeds of $652,500. Accordingly, the Company was able to significantly expand its marketing efforts due to the availability of cash. During the three month period ended December 31, 1996, commissions and other selling costs were $498,000 as compared to $246,000 during the three month period ended December 31, 1995. This is partially offset by decreased marketing activities during the first two quarters of 1996.

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

Other expenses, as a percentage of sales, was 3% or $218,000 during 1996. The Company charged approximately $117,000 to other expenses due to an unfavorable judgment being rendered against the Company. The plaintiff in a suit provided certain printing services to the Company. The Company's position was that the services were not performed and withheld payment from the plaintiff. The Company intends to appeal the court's decision. Also, the Company charged approximately $87,000 to settle a dispute with a former member of the Board of Directors of the Company. Another $14,000 was expensed for the settlement of a dispute with a consultant.

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

Net cash provided by operating activities in 1997 was $335,000 compared to $704,000 in 1996. The decrease in the Company's net cash provided by operating activities was primarily the result of an increase in other assets, an increase in accounts receivable, and partially offset with an increase in accounts payable and accrued and other current liabilities.

During 1997, the Company made capital expenditures of $313,000 for equipment, water bottles and trucks and truck improvements, all of which were financed through cash. During 1997, the Company acquired $1,382,000 in water coolers, all of which were financed by the vendors.

As of December 31, 1997, the Company's long term debt amounted to $200,000 in bank debt, $3,325,000 in vendor financing, and $354,000 in convertible subordinated debt. The Company had capital lease commitments of $74,000 as of December 31, 1997.

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

During 1996, the Company was in default of a financial covenant of the capital lease arrangement. The Company obtained a waiver for all non-compliance during 1996. During 1997, the Company was in default with a financial covenant of the capital lease arrangement. The Company has requested a waiver for all non-compliance during 1997. As of December 31, 1997 all amounts due under the capital lease arrangement have been classified as a current liability. This had the effect of increasing current liabilities by $3,857.

On May 1, 1996, the Company rolled $45,000 of accrued interest into the principal balance of the convertible subordinated debt as per the loan agreement with a water cooler manufacturer in Europe.

During October 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's Common Stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions, that one year elapse from the date the purchaser purchases the shares before the purchaser can resell (in limited amounts) the shares (or the shares of Common Stock of the Company issuable upon conversion of the shares) without having to satisfy the registration requirements under the Securities Act.
The Preferred Stock is redeemable for cash at any time after March 1, 1998 in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1996, 7,500 shares of the Preferred Stock of the Company were issued. Proceeds of $652,500 were used for commissions and other selling costs and working capital.

During August 1997, the Company completed a private placement of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1999, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1999 to $100 per share on September 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1997, 10,000 shares of the Company's Series B Preferred Stock were issued.
Proceeds of $832,000 will be used for commissions and other selling costs and working capital.

In November and December 1997 the Company issued 128,400 shares of the Company's common stock to holders of 5,350 shares of Series A Preferred Stock
for the exercise of their conversion options.   As of December 31, 1997,
2,150 shares of the Company's Series A Preferred Stock were outstanding.

During December 1997, the Company started a private placement of 21,000 shares of Series C Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after December 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on December 1, 1998 to $100 per share on May 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1997, 1,900 shares of the Company's Series C Preferred Stock were issued. Proceeds of $150,000 will be used for commissions and other selling costs and working capital.

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

OTHER MATTERS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt this statement in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements, and any effect will be limited to the form and content of the disclosure it requires.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement was adopted in the fourth quarter of 1997 and had no material effect on the Company's computation of earnings per share.

IMPACT OF THE YEAR 2000

The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has reviewed its accounting system and determined that it is Year 2000 compliant.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements are filed elsewhere herein as a part of this annual report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and position of the directors and executive officers of the Company are as follows:


Name                          Age                     Position
----                          ---                     --------
Robert A. Hammond, Jr.        43          Chairman of the Board, President and
                                          Chief Executive Officer; Director

Robert A Hammond, Sr.         64          Vice President of Operations and
                                          Secretary; Director

Nick A. Baki                  33          Vice President - New Markets

Kevin F. Vigneaux             39          Chief Financial Officer and Treasurer

Stephen A. Lee (1) (2)        45          Director

Edward McCartin (1) (2)       43          Director

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

STEPHEN A. LEE has served as a Director at the Company since December 1994 and is a member of the compensation and audit committees. Mr. Lee is a corporate law attorney with the Houston law firm of Crady, Jewett, and McCulley, LLP. Prior to 1991, Mr. Lee served as a Senior Tax Manager with Deloitte & Touche. Mr. Lee is a registered Certified Public Accountant in the state of Texas. Mr. Lee received a B. from Houston Baptist University in 1974, a J.D. from the University of Houston in 1977 and a L.L.M. (tax) from Georgetown University in 1978.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1997, 1996, 1995, of Robert A. Hammond, Jr., Chief Executive Officer, and Robert A. Hammond, Sr., Vice President Operations. No other executive officer of the Company received compensation that exceeded $100,000 during 1997.

                          SUMMARY COMPENSATION TABLE

                                              Long Term
                                             Compensation
                                             ------------
               Annual Compensation        Restricted   Stock        All
               -------------------          Stock     Options      Other
  Year    Salary       Bonus     Other      Awards    (Shares)  Compensation
  ----    ------       -----     -----      ------    --------  ------------
Robert A. Hammond, Jr., CEO
  1997    $97,750        $0       $0          0           0      $10,000 (1)
  1996    $84,000        $0       $0          0           0      $10,000 (1)
  1995    $84,000        $0       $0          0           0      $25,000 (1)
Robert A. Hammond, Sr., Vice President Operations
  1997    $97,750        $0       $0          0           0      $10,000 (1)
  1996    $84,000        $0       $0          0           0      $10,000 (1)
  1995    $84,000        $0       $0          0           0      $25,000 (1)

(1) Consists of the value of certain insurance on personal vehicles, maintenance of personal vehicles, certain personal travel and entertainment expenses and related items that were paid by the Company.

The following table provides information concerning the options held by the above executive officers as of December 31, 1997 all of which are exercisable. No options of the Company were exercised by these officers during the year ended December 31, 1997. No additional options were granted during the year ended December 31, 1997.

                                  Number of Securities       Value of Unexercised
                                  Underlying Unexercised     In-the-Money Options at
               Name               Options at Year End        Year End (1)
   ---------------------------------------------------------------------------------
   Robert A. Hammond, Jr.                75,000                    $153,750

   Robert A. Hammond, Sr.                75,000                    $153,750

(1) Calculated by multiplying the number of shares underlying outstanding options by the difference between the last sales price of the Company's Common Stock on the last trading day of the fiscal year as report by the Nasdaq SmallCap market ($4.25 per share) and the exercise price ($2.20 per share). Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

STOCK OPTION PLANS

The Company's Option Plan was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the Common Stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock option granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company, may have a term of up to ten years, except that an incentive stock option granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted shareholders possessing more than 10% of the total combined voting stock of the Company must be not less than 110% of the fair market value of the Company's Common Stock on the date of grant. As of December 31, 1997, stock options to acquire 197,350 shares of the Company's Common Stock have been granted under the Option Plan at exercise prices ranging from $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. During 1997, the Company issued 5,350 shares for options exercised under the Option Plan.
As of December 31, 1997 options to purchase 160,600 shares were exercisable.

The Company's Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 5,000 shares of Common Stock will be automatically granted to each person, elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares will be automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of December 31, 1997, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of December 31, 1997 options to purchase 12,000 shares were exercisable.

The Company's Incentive Stock Plan (the "Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of Common Stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the compensation committee. The compensation committee determines, subject to the provisions of the Incentive Plan, to whom incentives are to be awarded. The compensation committee may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses." Subject to the terms of the Incentive Plan, the compensation committee will also determine the prices, expiration dates and other material features of the incentive awards. As of December 31, 1997, stock options to acquire 65,833 shares of the Company's Common Stock have been granted under the Incentive Plan at exercise prices ranging from $5.00 to $7.375 per share. The options are exercisable beginning April 23, 1997 through March 10, 2000. During 1997, the Company issued 18,926 shares of common stock to consultants and in settlement of lawsuits under the Incentive Plan. During 1997, the Company issued 4,166 shares for employee options exercised under the Incentive Plan. As of December 31, 1997 options to purchase 12,500 shares were exercisable.

WARRANTS

During August 1993, the Company issued 575,000 shares of common stock at $5.00 per share in conjunction with its Initial Public Offering. Proceeds from the Initial Public Offering were approximately $2,322,500, net of offering expenses. In connection with the offering, the Company sold, for nominal consideration, warrants to underwriters to purchase 50,000 shares of Common Stock at $6.00 per share. The warrants expire on August 10, 1998.
The warrants are not redeemable by the Company, and contain certain anti-dilution provisions and registration rights with respect to the Common Stock issuable upon exercise of such warrants. The costs of registering with the Securities and Exchange Commission of any Common Stock issuable upon exercise of the warrants are to paid by the Company. As of December 31, 1997, the price per share of the Company's Common Stock was $4.25.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of Common Stock owned as of March 20, 1998 by each Director, each named executive officer, and all Directors and officers as a group, consisting of 6 persons. Each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                               Number of     Percentage of
     Name and Address (1)                       Shares           Class
     --------------------                       ------           -----
     Robert A. Hammond, Jr.                    895,084            34%

     Robert A. Hammond, Sr. (2)                522,800            20%

     Joshua  Slocum Hammond Trust (3)          349,333            13%

     Nick A. Baki                                    0             0%

     Kevin F. Vigneaux                               0             0%

     Stephen A. Lee                              1,000              *

     Edward McCartin                                 0             0%

     All Executive Officers and Directors
     as a Group (6 persons)                  1,418,884            54%

*    Less than 1%

(1) The business address of each beneficial owner is the same as the address of the Company's principal executive office.
(2)  Mr. Hammond is the father of Robert A. Hammond, Jr.
(3) The trust was established by Mr. Hammond, Sr. for the sole benefit of his minor son, Joshua Slocum Hammond. Cynthia J. Hammond is the sole trustee of the trust.


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

     3.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.4 is incorporated by reference.

     3.5 Certificate of Designation, Preferences, Rights and Limitations of Series C Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.5 is filed herein.

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

     23.1   Consent of independent auditors' dated March 27, 1998.  Exhibit
            23.1 is filed herein.

     27.1   Financial Data Schedule.  Exhibit 27.1 is filed herein.


(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Great Pines Water Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1998:


                                      GREAT PINES WATER COMPANY, INC.


                                      By: /s/ ROBERT A. HAMMOND, JR.
                                          -------------------------------
                                          Robert A. Hammond, Jr.
                                          President, Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Signature                              Title                         Date
          ---------                              -----                         ----
 /s/ ROBERT A. HAMMOND, JR.            President, Chief Executive         March 31, 1998
----------------------------           Officer, Director (Principal
     Robert A. Hammond, Jr.            Executive Officer)


 /s/ ROBERT A. HAMMOND, SR.            Secretary, Vice President,         March 31, 1998
----------------------------           Director
     Robert A. Hammond, Sr.


 /s/ KEVIN F. VIGNEAUX                 Chief Financial Officer            March 31, 1998
----------------------------           and Treasurer (Principal
     Kevin F. Vigneaux                 Financial and Accounting
                                       Officer)


 /s/ STEPHEN A. LEE                    Director                           March 31, 1998
----------------------------
     Stephen A. Lee


 /s/ EDWARD MCCARTIN                   Director                           March 31, 1998
----------------------------
     Edward McCartin

                      GREAT PINES WATER COMPANY, INC.

                       INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . .24

BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . .25

STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .26

STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . .27

STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . .28

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . .29

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Great Pines Water Company, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Great Pines Water Company, Inc. (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Pines Water Company, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Houston, Texas
February 13, 1998

                        GREAT PINES WATER COMPANY, INC.
                                BALANCE SHEETS

                                                                December 31,    December 31,
                                                                    1997            1997
                                                                  --------        --------
Assets
Current assets:
  Cash and cash equivalents including interest-bearing
    balances of $165,352 in 1997 and $232,541 in 1996          $   342,310      $   315,936
  Marketable securities                                            177,037                0
  Accounts receivable - Trade, net of allowance for
    doubtful accounts of $129,766 in 1997 and $143,014
    in 1996                                                        941,857          684,824
  Inventory                                                         74,648           99,808
  Prepaid expenses                                                  39,332           16,318
  Prepaid insurance                                                286,242          216,341
  Other current assets                                              13,696            8,032
                                                               -----------      -----------
      Total current assets                                       1,875,122        1,341,259

Property and equipment, net                                      5,556,421        4,861,543
Other assets                                                        47,078           60,576
                                                               -----------      -----------

Total Assets                                                   $ 7,478,621      $ 6,263,378
                                                               -----------      -----------
                                                               -----------      -----------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable, trade                                      $   311,400      $   220,870
  Customer deposits                                              1,088,261          912,496
  Accrued liabilities and other current liabilities                286,006          279,600
  Note payable                                                     250,573          189,722
  Current portion of capital lease obligations                      73,692          102,267
  Current maturities of long term debt                           1,008,075          760,406
                                                               -----------      -----------
      Total current liabilities                                  3,018,007        2,465,361
                                                               -----------      -----------

Long term debt, net of current portion                           2,871,486        2,536,298
Capital lease obligations, net of current portion                        0           80,782

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; 14,050 shares outstanding at December 31,
    1997 and 7,500 shares outstanding at December 31, 1996
    (liquidation value of $100 per share)                           14,050            7,500

  Common Stock, $.01 par value; 10,000,000 shares
    authorized; 2,607,654 shares and 2,449,512 shares
    (net of treasury stock) outstanding at December 31,
    1997 and 1996, respectively                                     26,076           24,508
  Additional paid-in capital                                     4,967,437        3,853,589
  Accumulated deficit                                           (3,418,435)      (2,698,160)
  Less Treasury Stock, no shares and 1,300 shares at
    December 31, 1997 and 1996, respectively, at cost                    0           (6,500)
                                                               -----------      -----------
      Total shareholders' equity                                 1,589,128        1,180,937
                                                               -----------      -----------

Total Liabilities and Shareholders' Equity                     $ 7,478,621      $ 6,263,378
                                                               -----------      -----------
                                                               -----------      -----------

     The accompanying  notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                          STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                    1997           1996           1995
                                                    ----           ----           ----
REVENUES:
Water                                            $5,567,266     $4,771,397     $4,486,907
Equipment rental                                  2,885,722      2,479,313      2,461,455
Other                                               316,148        244,335        173,046
                                                 ----------     ----------     ----------
                                                  8,769,136      7,495,045      7,121,408

COST AND EXPENSES:
Operating costs                                   1,743,464      1,391,491      1,283,816
Transportation costs                              2,171,371      1,744,733      1,802,216
Depreciation and amortization                       988,375      1,064,449      1,148,503
Commissions and other selling costs               1,873,603      1,231,151      1,140,913
General and administrative expenses               2,190,086      2,084,423      2,091,285
                                                 ----------     ----------     ----------
                                                  8,966,899      7,516,247      7,466,733
                                                 ----------     ----------     ----------

Gain/(Loss) from operations                        (197,763)       (21,202)      (345,325)

OTHER EXPENSE (INCOME):
Interest expense                                    393,861        409,897        441,040
Interest income                                      (6,760)        (4,743)        (8,146)
Other expense (income)                                    0        217,792              0
                                                 ----------     ----------     ----------
                                                    387,101        622,946        432,894
                                                 ----------     ----------     ----------

Gain/(Loss) before income taxes                    (584,864)      (644,148)      (778,219)

Income tax expense (benefit)                              0              0        (44,540)
                                                 ----------     ----------     ----------

Net Income (Loss)                                  (584,864)      (644,148)      (733,679)

Dividends on Preferred Stock                        135,411         25,250              0
                                                 ----------     ----------     ----------
Income (Loss) attributable to Common
 Stock                                           $ (720,275)    $ (669,398)    $ (733,679)
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Income (Loss) per common share                       $(0.29)    $    (0.28)    $    (0.31)
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Weighted average number of common shares
 outstanding                                      2,474,716      2,409,948      2,375,931
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

   The accompanying  notes are an integral part of these financial statements.

                         GREAT PINES WATER COMPANY, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Preferred Stock      Common Stock     Additional
                                    ----------------     --------------      Paid-In    Accumulated   Treasury
                                    Shares    Amount    Shares    Amount     Capital      Deficit       Stock     Total
                                    ------    ------    ------    ------     -------     ---------     -------    -----
Balances, January 1, 1995                              2,375,000  $23,750   $2,972,583  $(1,295,083)  $(6,600)  $1,694,650
Issuance of Common Stock                                   5,000       50       14,950                              15,000
Sale of 20 shares of Treasury Stock                                                                       100          100
Net loss                                                                                   (733,679)              (733,679)
                                    ---------------------------------------------------------------------------------------
Balances, December 31, 1995                            2,380,000   23,800    2,987,533   (2,028,762)   (6,500)     976,071
Issuance of Common Stock                                  70,812      708      221,056                             221,764
Issuance of Preferred Stock           7,500   $ 7,500                          645,000                             652,500
Dividends on Preferred Stock                                                                (25,250)               (25,250)
Net loss                                                                                   (644,148)              (644,148)
                                    ---------------------------------------------------------------------------------------
Balances, December 31, 1996           7,500     7,500  2,450,812   24,508    3,853,589   (2,698,160)   (6,500)   1,180,937
Issuance of Common Stock                                  28,442      284      137,885                             138,169
Issuance of Preferred Stock          11,900    11,900                          970,759                             982,659
Issuance of Treasury Stock                                                       1,138                  6,500        7,638
Conversions of Preferred Stock       (5,350)   (5,350)   128,400    1,284        4,066                                   0
Dividends on Preferred Stock                                                               (135,411)              (135,411)
Net loss                                                                                   (584,864)              (584,864)
                                    ---------------------------------------------------------------------------------------
Balances, December 31, 1997          14,050   $14,050  2,607,654  $26,076   $4,967,437  $(3,418,435)  $     0   $1,589,128
                                    ---------------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

                        GREAT PINES WATER COMPANY, INC.
                           STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                     1997          1996           1995
                                                                     ----          ----           ----
Cash flows from operating activities:
Net loss                                                          $(584,864)    $ (644,148)    $ (733,679)
Adjustment to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                   988,375      1,064,449      1,148,503
    Loss on disposition of assets                                         0          8,188         13,060
    Provision for lost coolers                                       18,000         18,000         36,000
    Noncash charges                                                 114,669        176,364              0
    Deferred income tax benefit                                           0              0        (44,540)
    Effect of net changes in operating accounts:
          Accounts receivable, net                                 (257,033)       (56,444)         4,629
          Inventory                                                  25,160        (14,267)        11,299
          Prepaid expenses                                          (92,915)       (55,380)        47,540
          Other assets                                                1,501        (13,950)       (32,885)
          Accounts payable                                           90,530        (50,559)        41,428
          Customer deposits, accrued liabilities, and other
            current liabilities                                     182,171        271,385        215,727
                                                                 -----------------------------------------
          Net cash provided by operating activities                 485,594        703,638        707,082
                                                                 -----------------------------------------
Cash flows from investing activities:
    Additions to property and equipment                            (312,712)      (380,815)      (184,889)
    Proceeds from fixed assets retirement                                 0         27,000              0
    Investment in marketable securities                            (448,900)             0              0
    Proceeds from sales of marketable securities                    271,863              0              0
                                                                 -----------------------------------------
          Net cash used in investing activities                    (489,749)      (353,815)      (184,889)
                                                                 -----------------------------------------

Cash flows from financing activities:
    Proceeds from note payable and long term debt                   312,264        279,104        612,286
    Payments on note payable and long term debt                  (1,050,764)      (921,244)    (1,117,562)
    Payments on capital lease obligations                          (109,357)      (126,008)      (147,655)
    Proceeds from issuance on Common Stocks, net                     31,138         45,400         15,000
    Proceeds from issuance on Preferred Stocks, net                 982,659        652,500              0
    Dividends on Preferred Stock                                   (135,411)       (25,250)             0
    Sale (purchase) of treasury stock, net                                0              0            100
                                                                 -----------------------------------------
          Net cash provided by (used in) financing activities        30,529        (95,498)      (637,831)
                                                                 -----------------------------------------

Increase (decrease) in cash and cash equivalents                     26,374        254,325       (115,638)
Cash and cash equivalents, beginning                                315,936         61,611        177,249
                                                                 -----------------------------------------
                                                                 -----------------------------------------
Cash and cash equivalents, ending                                  $342,310     $  315,936     $   61,611
                                                                 -----------------------------------------
                                                                 -----------------------------------------
Supplemental cash flow information:
      Interest paid                                                $389,019     $  425,476     $  494,373
                                                                 -----------------------------------------
                                                                 -----------------------------------------
      Equipment acquired in exchange for long-term debt          $1,382,208     $        0     $    4,983
                                                                 -----------------------------------------
                                                                 -----------------------------------------
      Stock issued for services and settlements of lawsuits        $114,669     $  176,364     $        0
                                                                 -----------------------------------------
                                                                 -----------------------------------------

The accompanying notes are an integral part of these financial statements.

                         GREAT PINES WATER COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

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

MARKETABLE SECURITIES: All of the Company's marketable securities, which are comprised of corporate bonds due 2001 to 2011, are classified as "available for sale" and accordingly, are reflected in the Balance Sheet at cost, which approximates fair market value. Cost for determining the gains and losses on sales of marketable securities is determined using the specific identification method.

INVENTORY: Inventory consists primarily of cups, bottling materials and water cooler repair parts, and is valued at the lower of cost or market using the first-in, first-out method of accounting.

PROPERTY AND EQUIPMENT: Property, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets of three to twelve years. Amortization of leasehold improvements and equipment acquired under capital leases is provided on the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Machinery and equipment is depreciated over four to ten years, water coolers are depreciated over twelve years, office equipment is depreciated over five to seven years, trucks are depreciated over three to seven years and leasehold improvements are amortized over five years. Effective January 1, 1997, the Company changed the estimated useful life of coolers from ten to twelve years. The change was made to better reflect the estimated period during which the coolers will remain in service. The change had the effect of decreasing depreciation expense and decreasing the Company's loss by approximately $116,000 ($.047 per share).

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

INCOME TAXES: In accordance with SFAS 109, the Company provides for income taxes based upon amounts currently due and for temporary differences between the financial and tax bases of its assets and liabilities.

LOSS PER SHARE: In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which establishes new standards for computing, presenting and disclosing earnings per share ("EPS"). Diluted EPS is not presented as the effect of the Company's outstanding options and convertible preferred stock would be antidilutive.

CASH EQUIVALENTS: For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

IMPAIRMENT OF ASSETS: In 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company evaluates long-lived assets for impairment based upon the recoverability of the asset's carrying value. When it is probable that the undiscounted future cash flows will not be sufficient to recover the asset's carrying value, an impairment is recognized. No such impairments were recognized by the Company during the year ended December 31, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's only financial instruments are cash, short-term trade receivables and payables and long-term debt. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the interest rates on its long-term debt represent fair market rates currently available, and therefore the carrying value of its long-term debt approximates fair value.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with financial institutions it believes to be creditworthy and limits the amount of credit exposure to any one financial institution. Substantially all the Company's sales are to customers in the Houston and Dallas-Fort Worth areas. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the economy in those markets. There were no sales to any single third-party customer which aggregated in excess of 1% of revenues for 1997, 1996 or 1995.

RECENT ACCOUNTING PRONOUNCEMENTS: During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements, which are effective for the Company's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of results of operations. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

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

NOTE 2 - NOTE PAYABLE

As of December 31, 1997, the Company has a note payable with a financial institution for payment of an insurance policy. The note is due in monthly installments of $32,197 including interest at 7.4%, through August 1998. At December 31, 1996, the Company had a note payable with a financial institution for payment of an insurance policy. The note was due in monthly installments of $24,379 including interest of 7.4%, and was paid off in August 1997.

NOTE 3 - LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 1997, and 1996:

                                                                      1997          1996
                                                                      ----          ----
Note with a bank under credit facility due in monthly
installments of $16,235, including interest, through October
1998.  The note is collateralized by accounts receivable,
inventory, equipment, vehicles, assignment of a life insurance policy on a shareholder, and the shares of Common Stock held by two principal shareholders, and is guaranteed by the two
principal shareholders. The credit facility is also guaranteed by a corporation related through common ownership up to the
lesser of $375,000 or 37.5% of the outstanding principal
balance of the loan.  In March 1996, the interest rate was
changed from 8.5% to prime + 2%, adjusted quarterly (10.50%
at December 31, 1997).                                            $   154,871     $  335,415

Note payable to a bank due in  monthly installments $600 with floating interest at prime +2% through June 1999;
collateralized by transportation equipment.                            10,753         17,993

Note payable to a bank due in monthly installments of $2,506 with interest at 9.5% through October, 1997; collateralized by
transportation equipment.                                                   0         23,928

Various notes payable to a financing corporation due in
monthly installments totaling $71,605 including interest at
rates ranging from 8.0% to 11.50%, through August 2004;
collateralized by equipment.                                        2,745,942      2,448,965

Various notes with a water cooler manufacturer due in monthly installments of $15,984 including interest at 9.5%, through
August 2001; collateralized by equipment.                             579,071              0

Note with a financial institution due in monthly
installments of $2,622 including interest at 8.5%, through
February 1999; collateralized by communications equipment.            34,827         61,933

Convertible Note with a water cooler manufacturer due in
monthly installments of $8,465 including interest beginning in
June 1996 through May 2002 with interest at 11%.  Accrued
interest of $44,723 was added to the principal balance at May 1,
1996.  The Note is convertible into Common Stock at market
price in the event of default.                                        354,097        408,470
                                                                  --------------------------
                                                                    3,879,561      3,296,704

Less Current Portion                                               (1,008,075)      (760,406)
                                                                  --------------------------
                                                                  $ 2,871,486     $2,536,298
                                                                  --------------------------
                                                                  --------------------------

The Company's former principal financing agreement, which contained a secured debt arrangement and a capital lease arrangement, required the Company to maintain tangible net worth of at least $1,600,000; funded debt, including leases, of $5,200,000; and a debt to net worth ratio of funded debt, other than capital infusions and subordinated debt, to net worth of 3.25 to 1.0. During 1995 the Company was not in compliance with the financial covenants. During 1996, the bank issued a wavier for all non-compliance during 1995 and the debt arrangement was refinanced with another bank with no restrictive financial covenants and a release of 1,366,667 shares of Common Stock, owned by two principal shareholders, leaving 400,000 shares of Common Stock held as collateral. There are certain other nonfinancial covenants relating to the sale of Company assets, compensation to officers and dividend restrictions.

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

During 1997, the Company was in default with a financial covenant of the capital lease arrangement. The Company has requested a waiver for all non-compliance during 1997. As of December 31, 1997 all amounts due under the capital lease arrangement have been classified as a current liability. This had the effect of increasing current liabilities by $3,857.

Maturities of long-term debt for the years ended December 31 are as follows:

     1998                      $ 1,008,075
     1999                          913,161
     2000                          997,134
     2001                          633,594
     2002                          189,527
     Thereafter                    138,070
                               -----------
                               $ 3,879,561
                               -----------
                               -----------

During 1997, the Company obtained a waiver from the lender and the Small Business Administration to pay dividends on the Series B Preferred Stock. During 1998, the Company obtained a waiver from the lender and the Small Business Administration to pay dividends on the Series C Preferred Stock.

During 1997, the Company purchased $1,382,208 of water coolers, financed by the vendors. The related notes are due in monthly installments and mature at various dates through August 2004 with interest at rates ranging from 9.5% to 11.5%.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                          DECEMBER 31,
                                                     1997             1996
                                                     ----             ----
          Equipment                              $ 9,564,391      $ 7,957,608
          Vehicles                                   743,873          681,693
          Leasehold improvements                      36,649           31,322
          Office equipment                           208,092          205,462
          Furniture and fixtures                      12,998           12,998
                                                 -----------      -----------

                                                  10,566,003        8,889,083
Less accumulated depreciation and amortization    (5,009,582)      (4,027,540)
                                                 -----------      -----------

                                                 $ 5,556,421      $ 4,861,543
                                                 -----------      -----------
                                                 -----------      -----------

Property and equipment includes the following items held under capital lease agreements at:

                                                           DECEMBER 31,
                                                           ------------
                                                      1997             1996
                                                      ----             ----
          Vehicles                                 $  54,640        $  54,640
          Equipment                                  542,838          542,838
                                                     597,478          597,478
          Less accumulated depreciation             (314,150)        (298,192)
                                                   ---------        ---------
                                                   $ 283,328        $ 299,286
                                                   ---------        ---------
                                                   ---------        ---------

The Company leases water dispensing equipment to customers under month to month operating leases. The carrying values of such equipment are as follows:

                                                       DECEMBER 31,
                                                       ------------
                                                    1997           1996
                                                    ----           ----
     Water dispensing equipment                  $ 7,541,740   $ 6,180,042
     Less accumulated depreciation                (2,977,719)   (2,476,262)
                                                 -----------   -----------
                                                 $ 4,564,021   $ 3,703,780
                                                 -----------   -----------
                                                 -----------   -----------

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

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                      1997         1996
                                                      ----         ----
    Deferred tax assets:
      Net operating loss credit carryforwards      $1,554,826   $1,242,677
      Less valuation allowance                        953,391      564,006
                                                   -----------------------
    Deferred tax asset                                601,435      678,671
                                                   -----------------------
    Deferred tax liabilities:
      Property, plant and equipment                  (601,435)    (596,732)
      Other                                                 0      (81,939)
                                                   -----------------------
    Deferred tax liability                           (601,435)    (678,671)
                                                   -----------------------
    Net deferred tax asset (liability)             $        0   $        0
                                                   -----------------------
                                                   -----------------------

The effective income tax rate is different from the U.S. federal income tax rate of 34% due to the following:

                                                       1997        1996
                                                       ----        ----
Federal income tax benefit at statutory rate       $(198,854)   $(219,010)
Loss generated not able to be utilized               198,854      232,128
Other net                                                  0      (13,118)
                                                   ---------    ----------
Total (benefit) expense                            $       0    $       0
                                                   ---------    ----------
                                                   ---------    ----------

As of December 31, 1997, the Company had net operating loss carry forwards for tax reporting purposes of approximately $4,573,018 available to offset future taxable income. The net operating loss carry forwards expire beginning in 2008 through 2012.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the Company leased certain equipment and vehicles under capital leases. Payments under these leases are due in monthly installments totaling $8,516, including imputed interest at 8.75%. These leases are 5 year leases which mature from April 1998 to March 1999.

The Company leases warehouses, office facilities and vehicles under noncancelable operating leases. Substantially all costs of operating and maintaining the property and equipment under both the operating and capital leases are borne by the Company.

The future minimum lease payments under the Company's capital and noncancelable operating leases for the years ended December 31, are as follows:

                                      Capital   Operating
      Year Ending December 31,         Leases     Leases
      ------------------------        -------   ---------
               1998                   $77,873   $264,110
               1999                    13,566    106,473
               2000                         0     66,582
               2001                         0     64,578
               2002                         0     64,578

               Thereafter                   0      1,002
                                      ------------------
                                       91,439   $567,323
   Less: Amounts representing
    interest on capital leases        (17,747)
                                     --------
   Present value of future minimum
    lease payments                   $ 73,692
                                     --------
                                     --------

Total rental expense under noncancelable operating leases amounted to approximately $500,000, $450,000 and $435,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

Stock option transactions and information under the plans during 1995, 1996, and 1997 were as follows:

                                                              1995              1996            1997
                                                              ----              ----            ----
     OPTION PLAN
     Options outstanding at January 1                          211,000            211,000         173,950
     Granted                                                         0              3,750               0
     Canceled                                                        0             15,600           1,800
     Exercised                                                       0             25,200           5,350
                                                          -----------------------------------------------
     Options outstanding at December 31                        211,000            173,950         166,800
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Exercise price range at December 31                  $2.00 - 2.20      $2.00 - 2.948    $2.00 - 2.20
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Weighted average exercise price at December 31              $2.14              $2.18           $2.18
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Vested options exercisable at December 31                 183,000            156,200         160,600
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     NON-EMPLOYEE DIRECTOR PLAN
     Options outstanding at January 1                           15,000             15,000          12,000
     Granted                                                         0              2,000           2,000
     Canceled                                                        0              5,000               0
     Exercised                                                       0                  0               0
                                                          -----------------------------------------------
     Options outstanding at December 31                         15,000             12,000          14,000
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Exercise price range at December 31                  $2.00 - 4.25      $2.00 - 3.375    $2.00 - 5.75
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Weighted average exercise price at December 31              $2.00              $2.23           $2.73
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Vested options exercisable at December 31                  15,000             10,000          12,000
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     INCENTIVE PLAN
     Options outstanding at January 1                                0              8,000          38,000
     Granted                                                     8,000             30,000          62,667
     Canceled                                                        0                  0          34,834
     Exercised                                                       0                  0           4,166
                                                          -----------------------------------------------
     Options outstanding at December 31                          8,000             38,000          61,667
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Exercise price range at December 31                         $2.50       $2.50 - 5.00   $5.00 - 7.375
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Weighted average exercise price at December 31              $2.50              $4.47           $5.85
                                                          -----------------------------------------------
                                                          -----------------------------------------------
     Vested options exercisable at December 31                   2,000              4,000          12,500
                                                          -----------------------------------------------
                                                          -----------------------------------------------

The following table summarizes information about stock options outstanding as of December 31, 1997:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                               ---------------------------                   ------------------------------
                                                WEIGHTED
                                                 AVERAGE
               RANGE OF           NUMBER        REMAINING       WEIGHTED         NUMBER         WEIGHTED
               EXERCISE        OUTSTANDING     CONTRACTUAL      AVERAGE      EXERCISABLE AT      AVERAGE
YEAR GRANTED    PRICES         AT 12/31/97    LIFE IN YEARS  EXERCISE PRICE     12/31/97     EXERCISE PRICE
------------   -------         -----------    -------------  --------------  --------------  --------------
OPTION PLAN
1994         $2.00 - 2.20        166,800          2.50            $2.18          160,600          $2.19
1995                  n/a            n/a           n/a              n/a              n/a            n/a
1996                  n/a            n/a           n/a              n/a              n/a            n/a
1997                  n/a            n/a           n/a              n/a              n/a            n/a
             ----------------------------------------------------------------------------------------------
Totals       $2.00 - 2.20        166,800          2.50            $2.18          160,600          $2.19
             ----------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------
NON-EMPLOYEE DIRECTOR PLAN
1994                $2.00         10,000          7.00            $2.00           10,000          $2.00
1995                  n/a            n/a           n/a              n/a              n/a            n/a
1996               $3.375          2,000          8.00           $3.375            2,000          $3.375
1997                $5.75          2,000          9.47            $5.75                0            n/a
             ----------------------------------------------------------------------------------------------
Totals       $2.00 - 5.75         14,000          7.56            $2.73           12,000          $2.23
             ----------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------
INCENTIVE PLAN
1994                  n/a            n/a           n/a              n/a              n/a            n/a
1995                  n/a            n/a           n/a              n/a              n/a            n/a
1996                $5.00         30,000          8.82            $5.00           10,000          $5.00
1997        $6.00 - 7.375         31,667          6.73            $6.65            2,500         $7.375
             ----------------------------------------------------------------------------------------------
Totals      $5.00 - 7.375         61,667          7.75            $5.85           12,500          $5.48
             ----------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely-traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased by approximately $115,000 or $0.047, respectively, in 1997, approximately $13,000 or $0.005, respectively, in 1996, and would have been immaterial in 1995. The pro forma fair value of options at date of grant for options granted during 1997 was estimated using the Black-Scholes model and the weighted average assumptions are as follows:

                                                                NON-
                                                              EMPLOYEE
                                               OPTION PLAN  DIRECTOR PLAN  INCENTIVE PLAN
                                               -----------  -------------  --------------
     Expected life (years)                            5            5              5
     Interest Rate                                 6.68%        6.68%          6.68%
     Volatility                                      61%          61%            61%
     Dividend yield                                  n/a          n/a            n/a
     Weighted average fair value at grant date       n/a        $3.36          $3.86


The Company has adopted the provisions of SFAS No. 123 for non-employee stock options and grants.

NOTE 8 - SHAREHOLDERS' EQUITY

During August 1993, the Company issued 575,000 shares of common stock at $5.00 per share in conjunction with its Initial Public Offering. Proceeds from the Initial Public Offering were approximately $2,322,500, net of offering expenses. In connection with the offering, the Company sold, for nominal consideration, warrants to underwriters to purchase 50,000 shares of Common Stock at $6.00 per share. The warrants expire on August 10, 1998. The warrants are not redeemable by the Company, and contain certain anti-dilution provisions and registration rights with respect to the Common Stock issuable upon exercise of such warrants. The costs of registering with the Securities and Exchange Commission of any Common Stock issuable upon exercise of the warrants are to be paid by the Company. As of December 31, 1997, the price per share of the Company's Common Stock was $4.25.

In April 1994, the Company acquired 2,000 shares of its Common Stock as treasury stock. During April 1994 through January 1995 the Company issued 700 shares of the treasury stock as incentives to customers. Costs of $3,500 were expensed as selling costs. In July 1997, the Company transferred 1,300 treasury shares to an employee as compensation. The fair market value of $7,638 was expensed as wages.

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

During October 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's Common Stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions, that one year elapse from the date the purchaser purchases the shares before the purchaser can resell (in limited amounts) the shares (or the shares of Common Stock of the Company issuable upon conversion of the shares) without having to satisfy the registration requirements under the Securities Act. The Preferred Stock is redeemable for cash at any time after March 1, 1998 in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1996, 7,500 shares of the Preferred Stock of the Company were issued. Proceeds of $652,500 were used for commissions and other selling costs and working capital.

In March 1997, the Company issued 600 shares of common stock to an employee under the Company's 1995 Incentive Stock Plan for a stock bonus. Costs of $4,425 were expensed as wages.

In June 1997, the Company issued 856 shares of its common stock under the 1995 Stock Incentive Plan to a consultant. Costs of $4,334 were expensed as professional fees.

In July 1997, the Company issued 690 shares of its common stock under the 1995 Stock Incentive Plan to a consultant. Costs of $4,415 were expensed as professional fees.

In August 1997, the Company issued 653 shares of its common stock under the 1995 Stock Incentive Plan to a consultant. Costs of $3,854 were expensed as professional fees.

In August 1997, the Company issued 8,000 shares of its common stock under the 1995 Stock Incentive Plan as payment to an attorney. Costs of $44,516 were expensed as professional fees.

In August 1997, the Company issued 3,750 shares of its common stock under the 1995 Stock Incentive Plan for partial settlement of a lawsuit. Costs of $22,013 were charged against accrued liabilities.

In October 1997, the Company issued 4,000 shares of its common stock under the 1995 Stock Incentive Plan to a consultant. Costs of $21,500 were expensed as professional fees.

In November 1997, the Company issued 377 shares of common stock to an employee under the Company's 1995 Incentive Stock Plan for a stock bonus. Costs of $1,974 were expensed as wages.

During August 1997, the Company completed a private placement of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1999, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1999 to $100 per share on September 1,2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1997, 10,000 shares of the Company's Series B Preferred Stock were issued. Proceeds of $832,000 will be used for commissions and other selling costs and working capital.

In November and December 1997 the Company issued 128,400 shares of the Company's common stock to holders of 5,350 shares of Series A Preferred Stock for the
exercise of their conversion options.   As of December 31, 1997, 2,150 shares of
the Company's Series A Preferred Stock were outstanding.

During December 1997, the Company started a private placement of 21,000 shares of Series C Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after December 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on December 1, 1998 to $100 per share on May 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. As of December 31, 1997, 1,900 shares of the Company's
Series C Preferred Stock were issued. Proceeds of $150,000 will be used for commissions and other selling costs and working capital.

The Board of Directors is authorized to issue Preferred Stock in any series and is authorized to fix and determine the relative preference rights of any shares issued.

NOTE 9 - RELATED PARTY

An affiliated company, under common ownership of two of the majority shareholders of the Company, paid certain expenses on behalf of the Company. Transactions totaling $13,917 were paid by the affiliate and expensed by the Company during 1995 and 1994. The Company plans to reimburse the affiliated company during 1998.

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