Form 10QSB
period 1998-03-31
GREAT PINES WATER CO INC
filed 1998-05-14
CIK 906285

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 Form 10-QSB


(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1998
                                       -------------------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from                      to
                               -------------------     ------------------

Commission file number                  1-12130
                            -------------------------------


                       GREAT PINES WATER COMPANY, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Texas                                          76-0203752
   -------------------------------                         ----------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


       600 N. Shepherd, Suite #303 Houston, Texas               77007
       -----------------------------------------------------------------
        (Address of Principal executive offices)              (Zip Code)


         (Issuer's telephone Number)         (713) 864-6688
                                     -------------------------------

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
YES  X     NO
    ---       ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  YES      NO
                                                                   ---     ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Class                      Outstanding as of March 31, 1998
        -----------------------------------------------------------------------
        (Common stock, $.01 per value)                 2,611,012 Shares

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS


                        GREAT PINES WATER COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  March 31,   December 31,
                                                    1998         1997
                                                -----------   ------------
                                                (Unaudited)
   Assets
   Current assets:
       Cash                                       $   255     $    342
       Marketable securities                          177          177
       Accounts receivable - Trade (net)              826          942
       Inventory                                       78           75
       Prepaid expenses                                43           39
       Prepaid insurance                              201          286
       Other current assets                            30           14
                                                  --------------------
          Total current assets                      1,610        1,875

   Property and equipment, net                      5,334        5,557
   Other assets                                        45           47
                                                  --------------------
   Total Assets                                   $ 6,989      $ 7,479
                                                  --------------------
                                                  --------------------
   Liabilities and Shareholders' Equity
   Current liabilities:
       Accounts payable, trade                    $   354      $   311
       Customer deposits                              926        1,088
       Accrued liabilities and other current          290          286
       Note payable                                   151          251
       Current portion of capital lease                50           74
       Current maturities of long term debt           977        1,008
                                                  --------------------
          Total current liabilities                 2,748        3,018

   Long term debt, net of current portion           2,642        2,872
   Capital lease obligations, net of current            0            0

   Shareholders' equity:
       Preferred stock, $1.00 par value;
        1,000,000 shares authorized;
        15,150 shares outstanding at March 31,
        1998 and 14,050 shares outstanding at
        December 31, 1997 (liquidation value of
        $100 per share)                                15          14

       Common Stock, $.01 par value;
        10,000,000 shares authorized; 2,611,012
        shares and 2,607,654 shares outstanding
        at March 31, 1998 and December 31, 1997,
        respectively                                   26           26
       Additional paid-in capital                   5,076        4,967
       Accumulated deficit                         (3,518)      (3,418)
                                                  --------------------
          Total shareholders' equity                1,599        1,589
                                                  --------------------

   Total Liabilities and Shareholders' Equity     $ 6,989      $ 7,479
                                                  --------------------
                                                  --------------------

The accompanying notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998           1997
                                                   ----           ----
                                               (Unaudited)     (Unaudited)
    Revenues:
    Water                                        $ 1,233          $1,142
    Equipment rental                                 771             677
    Other                                             39              38
                                                 -----------------------
                                                   2,043           1,857

    Cost and expenses:
    Operating costs                                  385             369
    Transportation costs                             500             462
    Depreciation and amortization                    247             269
    Commissions and other selling costs              325             320
    General and administrative expenses              544             488
                                                 -----------------------
                                                   2,001           1,908
                                                 -----------------------
    Gain/(Loss) from operations                       42             (51)

    Other expense (income):
    Interest expense                                 102              86
    Interest income                                   (1)              0
    Other expense (income)                             0               0
                                                 -----------------------
                                                     101              86
                                                 -----------------------
    Gain/(Loss) before income taxes                  (59)           (137)

    Income tax expense (benefit)                       0               0
                                                 -----------------------
    Net Income (Loss)                                (59)           (137)

    Dividends on Preferred Stock                      41              22
                                                 -----------------------
    Income (Loss) attributable to Common Stock    $ (100)         $ (159)
                                                 -----------------------
                                                 -----------------------
    Income (Loss) per common share                $(0.04)         $(0.06)
                                                 -----------------------
                                                 -----------------------
    Weighted average number of common shares       2,609           2,451
                                                 -----------------------
                                                 -----------------------

  The accompanying notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            1998        1997
                                                            ----        ----
                                                          Unaudited   Unaudited
                                                          ---------   ---------
    Cash flows from operating activities:
    Net income (loss)                                      $  (59)     $ (137)
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
         Depreciation and amortization                        247         269
         Loss on disposition of assets                          0           0
         Provision for lost coolers                             4           4
         Noncash charges                                       11           4
         Deferred income tax expense (benefit)                  0           0
         Affect of net changes in operating accounts:
              Accounts receivable, net                        116          45
              Inventory                                        (3)        (33)
              Prepaid expenses                                 81          59
              Other assets                                    (16)        (58)
              Accounts payable                                 43          35
              Customer deposits, accrued liabilities,
               and other current liabilities                 (158)         98
                                                           ------------------
         Net cash provided by (used in) operating
          activities                                          266         286

    Cash flows from investing activities:
         Additions to property and equipment                  (26)        (23)
         Proceeds from fixed asset retirements                  0           0
                                                           ------------------
              Net cash used in investing
               activities                                     (26)        (23)

    Cash flows from financing activities:
         Proceeds from note payable and long term
          debt                                                  0           0
         Payments on note payable and long term debt         (361)       (255)
         Payments on capital lease obligations                (24)        (25)
         Proceeds from issuance of Common Stock, net            1           4
         Proceeds from issuance of Preferred
          Stock, net                                           98           0
         Dividends on Preferred Stock                         (41)        (22)
         Sale (purchase) of treasury stock, net                 0           0
                                                           ------------------
              Net cash used in financing                     (327)       (298)

    Increase (decrease) in cash and cash
     equivalents                                              (87)        (35)
    Cash and cash equivalents, beginning of
     period                                                   342         316
                                                           ------------------
    Cash and cash equivalents, end of period               $  255      $  281
                                                           ------------------
                                                           ------------------
    Supplemental cash flow  information:
        Interest paid                                      $  103      $   86
                                                           ------------------
                                                           ------------------
        Equipment acquired in exchange for long-
         term debt                                         $    0      $    0
                                                           ------------------
                                                           ------------------
        Stock issued for services and settlements
         of lawsuits                                       $   11      $    4
                                                           ------------------
                                                           ------------------

The accompanying notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 1998

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

The accompanying condensed financial statements should be read in conjunction with the Audited Financial Statements for the Year Ended December 31, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCK OPTION PLANS

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of March 31, 1998, stock options to acquire 197,350 shares of the Company's common stock have been granted under the Option Plan at exercise prices of $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. As of March 31, 1998, 160,000 of these options are exercisable and 31,150 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of March 31, 1998, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of March 31, 1998, 12,000 of these options are exercisable and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995.
An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of March 31, 1998, 66,362 shares of common stock were issued under the Incentive Plan to consultants and in settlement of lawsuits, and 5,934 shares of common stock were issued under the Incentive Plan to employees as a stock bonuses. As of March 31, 1998, stock options to acquire 65,833 shares of the Company's common stock have been granted under the Incentive Plan at exercise prices of $5.00 to $7.375 per share. The options are exercisable beginning April 23, 1997 through March 10, 2000. As of March 31, 1998, 31,667 of these options are exercisable and 4,166 options had been exercised.

NOTE C - SHAREHOLDERS' EQUITY

In January 1998, the Company issued 744 shares of common stock to an employee under the Company's 1995 Incentive Stock Plan for a stock bonus. Costs of $3,600 were expensed as wages.

In March 1998, the Company issued 2,014 shares of common stock to employees under the Company's 1995 Incentive Stock Plan for stock bonuses. Costs of $7,800 were expensed as wages.

In March 1998, the Company issued 600 shares of common stock to an employee under the Company's 1993 Stock Option Plan for exercised vested options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

GENERAL

The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. The Company's strategy has been to use all available capital for expansion and increasing its customer base. The growth in customer accounts has been accompanied by increased revenues. The Company attributes the growth in customer accounts to aggressive marketing, increased bottled water consumption, a change in the type of closed water system and an effective customer retention program. The Company anticipates that its customer base and revenues will continue to expand as sales of bottled water increase and the Company continues to penetrate the Houston and Dallas/Fort Worth bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal supplies and general health concerns.

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

Transportation expenses include lease expense, fuel, insurance, and repair and maintenance expenses associated with the delivery trucks and vans.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues for the three month period ended March 31, 1998 (the "First Quarter of 1998") increased 10% to $2,043,000 from $1,857,000 for the three month period ended March 31, 1997 (the "First Quarter of 1997"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the First Quarter of 1997 to the First Quarter of 1998.

Operating costs increased 1%, as a percentage of sales, to 19% or $385,000 in the First Quarter of 1998 from 20% or $369,000 in the First Quarter of 1997. This is primarily due to an increase in plant employee wages.

Transportation costs decreased less than 1%, as a percentage of sales, to 24% or $500,000 in the First Quarter of 1998 from 25% or $462,000 in the First Quarter of 1997. The decrease in transportation expenses is primarily due to a decrease in repair and maintenance expenses.

Depreciation and amortization costs decreased, as a percentage of sales, to 12% or $247,000 in the First Quarter of 1998 from 14% or $269,000 in the First Quarter of 1997. The decrease is primarily due to an increase in sales, by certain fixed assets of the Company becoming fully depreciated for book purposes during 1997, and by the estimated useful life of coolers being extended from ten to twelve years during 1997.

Commissions and other selling costs decreased, as a percentage of sales, to 16% or $325,000 in the First Quarter of 1998 from 17% or $320,000 in the First Quarter of 1997. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities. The decrease is primarily due to a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses.

General and administrative expenses increased, as a percentage of sales, to 27% or $544,000 in the First Quarter of 1998 from 26% or $488,000 in the First Quarter of 1997. This is primarily due to an increase in executive compensation.

Interest expense remained the same, as a percentage of sales, at 5% or $102,000 in the First Quarter of 1998 from 5% or $86,000 in the First Quarter of 1997. This is primarily due to additions of long term debt during 1997, partially offset by an increase in sales.

The Company reported a loss after income taxes of $59,000 in the First Quarter of 1998 compared to a loss after taxes of $137,000 in the First Quarter of 1997. The decrease in the loss was caused by increased revenues and improved operating efficiencies.

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

Net cash provided by operating activities for the three month period ended March 31, 1998 and the three month period ended March 31, 1997 was $266,000 and $286,000 respectively. The decrease is primarily due to reduction of customer deposits, partially offset by a reduction in accounts receivable.

During the three month period ended March 31, 1998, the Company made capital expenditures of $26,000 for plant equipment, water bottles and truck improvements.

As of March 31, 1998, the Company's long-term debt amounted to $144,000 in bank debt, $3,142,000 in vendor financing and $333,000 in convertible subordinated debt. The Company has capital lease commitments of $50,000.

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

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit, the Company alleged that Liqui-Box sold a defective water system, which, in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The amount is subject to appeal and there can be no assurance that the Company will recover damages in this, or any amount. Through March 31, 1998, the Company has not recorded any amounts in the financial statements related to these damages. Liqui-Box Corporation had net sales of $152.4 million for the year ended December 28, 1996. It is publicly traded under the ticker symbol LIQB.

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

  3.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.4 to the Company's quarterly report on Form 10-QSB for the quarterly period ended September 30, 1997 is incorporated herein by reference.

  3.5 Certificate of Designation, Preferences, Rights and Limitations of Series C Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.5 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 is incorporated herein by reference.

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

27.1      Financial Data Schedule.  Exhibit 27.1 is filed herein.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended March 31, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Great Pines Water Company, Inc.

Date: May 14, 1998                 By:    Kevin F. Vigneaux
      ---------------                   --------------------------------
                                   Kevin F. Vigneaux
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)