Form 10QSB
period 1998-06-30
GREAT PINES WATER CO INC
filed 1998-08-14
CIK 906285

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 Form 10-QSB


(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                              -------------------------------------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from                             to
                              -----------------------------  ------------------

Commission file number         1-12130
                      ---------------------------------------------------------

                           Great Pines Water Company, Inc.
        ----------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


           Texas                                             76-0203752
------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


              600 N. Shepherd, Suite #303 Houston, Texas          77007
              ---------------------------------------------------------
              (Address of Principal executive offices)       (Zip Code)


                 (Issuer's telephone Number)    (713) 864-6688
                                            ------------------------


                         -----------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)


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
     YES       NO
-----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                         Outstanding as of June 30, 1998
--------------------------------------------------------------------------------
(Common stock, $.01 per value)                       2,614,104 Shares

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GREAT PINES WATER COMPANY, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                         June 30,       December 31,
                                                                           1998             1997
                                                                       -----------      ------------
                                                                       (Unaudited)
Assets
Current assets:
   Cash                                                                  $   285          $   342
   Marketable securities                                                       0              177
   Accounts receivable - Trade (net)                                         849              942
   Inventory                                                                  61               75
   Prepaid expenses                                                           54               39
   Prepaid insurance                                                         102              286
   Other current assets                                                       52               14
                                                                         ------------------------
      Total current assets                                                 1,403            1,875

Property and equipment, net                                                5,171            5,557
Other assets                                                                  44               47

                                                                         ------------------------
Total Assets                                                             $ 6,618          $ 7,479
                                                                         ------------------------
                                                                         ------------------------

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable, trade                                               $   307          $   311
   Customer deposits                                                         902            1,088
   Accrued liabilities and other current liabilities                         327              286
   Note payable                                                               78              251
   Current portion of capital lease obligations                               33               74
   Current maturities of long term debt                                      940            1,008
                                                                         ------------------------
      Total current liabilities                                            2,587            3,018

Long term debt, net of current portion                                     2,425            2,872
Capital lease obligations, net of current portion                              0                0

Shareholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized;
      16,300 shares outstanding at June 30, 1998 and 14,050 shares
      outstanding at December 31, 1997                                        16               14
   Common Stock, $.01 par value; 10,000,000 shares authorized;
      2,614,104 shares and 2,607,654 shares outstanding at June 30,
      998 and December 31, 1997, respectively                                 26               26
   Additional paid-in capital                                              5,180            4,967
   Accumulated deficit                                                    (3,616)          (3,418)
                                                                         ------------------------
      Total shareholders' equity                                           1,606            1,589

                                                                         ------------------------
Total Liabilities and Shareholders' Equity                               $ 6,618          $ 7,479
                                                                         ------------------------
                                                                         ------------------------

  The accompanying notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Six Months Ended June 30,    Three Months Ended June 30,
                                                              -------------------------    ---------------------------
                                                                  1998          1997           1998           1997
                                                              -----------   -----------    -----------    ------------
                                                              (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Revenues:
Water                                                           $2,861         $2,562         $1,628         $1,420
Equipment rental                                                 1,530          1,388            759            711
Other                                                               90            170             51            132
                                                                ---------------------------------------------------
                                                                 4,481          4,120          2,438          2,263

Cost and expenses:
Operating costs                                                    821            816            436            447
Transportation costs                                             1,053            953            553            491
Depreciation and amortization                                      489            536            242            267
Commissions and other selling costs                                811            763            486            443
General and administrative expenses                              1,214            979            670            491
                                                                ---------------------------------------------------
                                                                 4,388          4,047          2,387          2,139

                                                                ---------------------------------------------------
Gain from operations                                                93             73             51            124

Other expense (income):
Interest expense                                                   204            173            102             87
Interest income                                                    (18)             0            (17)             0
Other expense                                                       13              0             13              0
                                                                ---------------------------------------------------
                                                                   199            173             98             87

                                                                ---------------------------------------------------
Gain (Loss) before income taxes                                   (106)          (100)           (47)            37

Income tax expense (benefit)                                         0              0              0              0

                                                                ---------------------------------------------------
Net Income (Loss)                                                 (106)          (100)           (47)            37

Dividends on Preferred Stock                                        92             45             51             23

Income (Loss) attributable to Common Stock                      $ (198)        $ (145)        $  (98)        $   14
                                                                ---------------------------------------------------
                                                                ---------------------------------------------------

Income (Loss) per common share                                  $(0.08)        $(0.04)        $(0.04)        $ 0.01
                                                                ---------------------------------------------------
                                                                ---------------------------------------------------

Weighted average number of common shares outstanding             2,611          2,451          2,613          2,452
                                                                ---------------------------------------------------
                                                                ---------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                Six Months Ended June 30,
                                                                              ------------------------------
                                                                                 1998               1997
                                                                              -----------        -----------
                                                                              (Unaudited)        (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                               $(106)              $(100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                  489                 536
   Loss on disposition of assets                                                   13                   0
   Provision for lost coolers                                                       9                   9
   Noncash charges                                                                 19                   9
   Deferred income tax expense (benefit)                                            0                   0
   Affect of net changes in operating accounts:
      Accounts receivable, net                                                     93                (122)
      Inventory                                                                    14                 (22)
      Prepaid expenses                                                            169                  94
      Other assets                                                                (38)                (30)
      Accounts payable                                                             (4)                154
      Customer deposits, accrued liabilities, and other current liabilities      (145)                202

                                                                                -------------------------
   Net cash provided by (used in) operating activities                            513                 730

Cash flows from investing activities:
   Additions to property and equipment                                           (109)               (839)
   Proceeds from fixed asset retirements                                            8                   0
   Proceeds from sales of marketable securities                                   156                   0

                                                                                -------------------------
      Net cash used in investing activities                                        55                (839)

Cash flows from financing activities:
   Proceeds from note payable and long term debt                                    0                 669
   Payments on note payable and long term debt                                   (688)               (531)
   Payments on capital lease obligations                                          (41)                (58)
   Proceeds from issuance of Common Stock, net                                      1                   3
   Proceeds from issuance of Preferred Stock, net                                 195                   0
   Dividends on Preferred Stock                                                   (92)                (45)

                                                                                -------------------------
      Net cash provided by (used in) financing activities                        (625)                 38

Increase (decrease) in cash and cash equivalents                                  (57)                (71)
Cash and cash equivalents, beginning of period                                    342                 316

                                                                                -------------------------
Cash and cash equivalents, end of period                                        $ 285               $ 245
                                                                                -------------------------
                                                                                -------------------------
Supplemental cash flow information:
     Interest Paid                                                              $ 204               $ 174
                                                                                -------------------------
                                                                                -------------------------
     Equipment acquired in exchange for long-term debt                          $   0               $ 667
                                                                                -------------------------
                                                                                -------------------------
     Stock issued for services and settlements of lawsuits                      $  19               $   9
                                                                                -------------------------
                                                                                -------------------------


  The accompanying notes are an integral part of these financial statements.

                       GREAT PINES WATER COMPANY, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                                JUNE 30, 1998

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

The results of operations for the three month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCK OPTION PLANS

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Committee may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of June 30, 1998, stock options to acquire 197,350 shares of the Company's common stock have been granted under the Option Plan at exercise prices of $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. As of June 30, 1998, 160,000 of these options are exercisable and 31,150 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of June 30, 1998, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of June 30, 1998, 14,000 of these options are exercisable and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the

Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of June 30, 1998, 66,362 shares of common stock were issued under the Incentive Plan to consultants, and 7,826 shares of common stock were issued under the Incentive Plan to employees as stock bonuses. As of June 30, 1998, stock options to acquire 115,867 shares of the Company's common stock have been granted under the Incentive Plan at exercise prices of $2.6875 to $7.375 per share. The options are exercisable beginning October 26, 1995 through December 1, 2001. As of June 30, 1998, 36,667 of these options are exercisable and 4,166 options had been exercised.

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

In April 1998, the Company issued 1,892 shares of common stock to employees under the Company's 1995 Incentive Stock Plan for stock bonuses. Costs of $7,800 were expensed as wages.

In May 1998 the Company issued 1,200 shares of the Company's common stock to holders of 50 shares of Series A Preferred Stock for the exercise of their conversion options. As of June 30, 1998, 2,100 shares of the Company's Series A Preferred Stock were outstanding.

During December 1997, the Company started a private placement of 21,000 shares of Series C Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after December 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on December 1, 1998 to $100 per share on May 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. During the six month period ended June 30, 1998, 2,300 shares of the Company's Series C Preferred Stock were issued.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues for the three month period ended June 30, 1998 (the "Second Quarter of 1998") increased 8% to $2,438,000 from $2,263,000 for the three month period ended June 30, 1997 (the "Second Quarter of 1997"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the Second Quarter of 1997 to the Second Quarter of 1998.

Operating costs decreased, as a percentage of sales, to 18% or $436,000 in the Second Quarter of 1998 from 20% or $447,000 in the Second Quarter of 1997. This is primarily due to a decrease in cost of sales for sodas and fruit juices which were discontinued during 1997.

Transportation costs increased, as a percentage of sales, to 23% or $553,000 in the Second Quarter of 1998 from 22% or $491,000 in the Second Quarter of 1997. The increase in transportation expenses is primarily due to an increase in drivers.

Depreciation and amortization costs decreased, as a percentage of sales, to 10% or $242,000 in the Second Quarter of 1998 from 12% or $267,000 in the Second Quarter of 1997. The decrease is primarily due to an increase in sales, by certain fixed assets of the Company becoming fully depreciated for book purposes during 1997, and by the estimated useful life of coolers being extended from ten to twelve years during 1997.

Commissions and other selling costs remained the same, as a percentage of sales, at 20% or $486,000 in the Second Quarter of 1998 from 20% or $443,000 in the Second Quarter of 1997. There was a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities.

General and administrative expenses increased, as a percentage of sales, to 27% or $670,000 in the Second Quarter of 1998 from 22% or $491,000 in the Second Quarter of 1997. This is primarily due to an increase in executive compensation, coupled with an increase in corporate administrative costs.

Interest expense remained the same, as a percentage of sales, at 4% or $102,000 in the Second Quarter of 1998 from 4% or $87,000 in the Second Quarter of 1997. This is primarily due to additions of long term debt during 1997, partially offset by an increase in sales.

The Company reported a loss after income taxes of $98,000 in the Second Quarter of 1998 compared to a income after taxes of $14,000 in the Second Quarter of 1997. The reduction to income was primarily due to increased general and administrative expenses and increased dividends on preferred stock, partially offset by increased revenues.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues for the six month period ended June 30, 1998 increased 9% to $4,481,000 from $4,120,000 during the six month period ended June 30, 1997. The principal reason for the increase in revenues was the increase in the number of customer accounts.

Operating costs decreased, as a percentage of sales, to 18% or $821,000 during the six month period ended June 30, 1998 from 20% or $816,000 during the six month period ended June 30, 1997. This is primarily due to a decrease in cost of sales for sodas and fruit juices which were discontinued during 1997.

Transportation costs remained the same, as a percentage of sales, at 23% or $1,053,000 during the six month period ended June 30, 1998 from 23% or $953,000 during the six month period ended June 30, 1997.

Depreciation and amortization costs decreased, as a percentage of sales, to 11% or $489,000 during the six month period ended June 30, 1998 from 13% or $536,000 during the six month period ended June 30, 1997. The decrease is primarily due to an increase in sales, by certain fixed assets of the Company becoming fully depreciated for book purposes during 1997, and by the estimated useful life of coolers being extended from ten to twelve years during 1997.

Commissions and other selling costs decreased, as a percentage of sales, to 18% or $811,000 during the six month period ended June 30, 1998 from 19% or $763,000 during the six month period ended June 30, 1997. The decrease was primarily due to a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities.

General and administrative expenses increased, as a percentage of sales, to 27% or $1,214,000 during the six month period ended June 30, 1998 from 24% or $979,000 during the six month period ended June 30, 1997. This is primarily due to an increase in executive compensation.

Interest expense increased, as a percentage of sales, to 5% or $204,000 during the six month period ended June 30, 1998 from 4% or $173,000 during the six month period ended June 30, 1997. This is primarily due to additions of long term debt during 1997, partially offset by an increase in sales.

The Company reported a loss after income taxes of $198,000 during the six month period ended June 30, 1998 compared to a loss after taxes of $145,000 during the six month period ended June 30, 1997. The reduction to income was primarily due to increased general and administrative expenses and increased dividends on preferred stock, partially offset by increased revenues.

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

Net cash provided by operating activities for the six month period ended June 30, 1998 and the six month period ended June 30, 1997 was $513,000 and $730,000 respectively. The decrease is primarily due to reduction of customer deposits, partially offset by a reduction in accounts receivable.

During the six month period ended June 30, 1998, the Company made capital expenditures of $109,000 for plant equipment, water bottles and truck improvements.

As of June 30, 1998, the Company's long-term debt amounted to $91,000 in bank debt, $2,957,000 in vendor financing and $317,000 in convertible subordinated debt. The Company has capital lease commitments of $33,000.

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

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit, the Company alleged that Liqui-Box sold a defective water system, which, in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The amount is subject to appeal and there can be no assurance that the Company will recover damages in this, or any amount. Through June 30, 1998, the Company has not recorded any amounts in the financial statements related to these damages. Liqui-Box had net sales of $152.4 million for the year ended December 28, 1996. It is publicly traded under the ticker symbol LIQB.

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

    27.1       Financial Data Schedule.  Exhibit 27.1 is filed herein.

    99.1 Press Release dated July 28, 1998. Exhibit 99.1 to the Company's report on Form 8-K dated July 28, 1998 is incorporated herein by reference.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended June 30, 1998. The Company filed a report on Form 8-K dated July 28, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Great Pines Water Company, Inc.

Date: August 14, 1998                   By:  Kevin F. Vigneaux
                                           ------------------------------------

                                        Kevin F. Vigneaux
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)