Form 10QSB
period 1998-09-30
GREAT PINES WATER CO INC
filed 1998-11-13
CIK 906285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                              ---------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to ____________________

Commission file number  1-12130
                       -----------

                         Great Pines Water Company, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Texas                             76-0203752
      -------------------------------           --------------------
      (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

                600 N. Shepherd, Suite #303 Houston, Texas 77007
               ---------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                   (Issuer's telephone Number) (713) 864-6688
                                               --------------

             --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   x     YES          NO
--------     ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         YES          NO
--------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Class                                     Outstanding as of September 30, 1998
-------------------------------------------------------------------------------
(Common stock, $.01 per value)                        2,614,104 Shares

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                         GREAT PINES WATER COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               September 30,   December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                                                (Unaudited)
Assets
Current assets:
  Cash                                                               $ 1,117        $   342
  Marketable securities                                                    0            177
  Accounts receivable - Trade (net)                                      792            942
  Inventory                                                               57             75
  Prepaid expenses                                                        28             39
  Prepaid insurance                                                       52            286
  Other current assets                                                     4             14
                                                               ------------    ------------
      Total current assets                                             2,050          1,875

Property and equipment, net                                            4,992          5,557
Other assets                                                              42             47
                                                               ------------    ------------
Total Assets                                                        $ 7,084         $ 7,479
                                                               ------------    ------------
                                                               ------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable, trade                                           $   320         $   311
  Customer deposits                                                     941           1,088
  Accrued liabilities and other current liabilities                     301             286
  Note payable                                                            0             251
  Current portion of capital lease obligations                           10              74
  Current maturities of long term debt                                  845           1,008
                                                               ------------    ------------
      Total current liabilities                                       2,417           3,018

Long term debt, net of current portion                                1,935           2,872

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;
    16,300 shares and 14,050 shares outstanding at September
    30, 1998 and December 31, 1997, respectively                         16              14
  Common Stock, $.01 par value; 10,000,000 shares authorized;
    2,614,104 shares and 2,607,654 shares outstanding at
    September 30, 1998 and December 31, 1997, respectively               26              26
  Additional paid-in capital                                          5,180           4,967
  Accumulated deficit                                                (2,490)         (3,418)
                                                               ------------    ------------
      Total shareholders' equity                                      2,732           1,589
                                                               ------------    ------------
Total Liabilities and Shareholders' Equity                          $ 7,084         $ 7,479
                                                               ------------    ------------
                                                               ------------    ------------

     The accompanying notes are an integral part of these financial statements.

                         GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Nine Months Ended                  Three Months Ended
                                                                September 30,                       September 30,
                                                                -------------                       -------------
                                                            1998             1997              1998              1997
                                                            ----             ----              ----              ----
                                                        (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Revenues:
Water                                                        $ 4,696         $ 4,266         $ 1,835         $ 1,704
Equipment rental                                               2,289           2,105             759             717
Other                                                            144             265              54              95
                                                             -------------------------------------------------------
                                                               7,129           6,636           2,648           2,516

Cost and expenses:
Operating costs                                                1,267           1,345             446             529
Transportation costs                                           1,656           1,550             603             597
Depreciation and amortization                                    727             719             238             183
Commissions and other selling costs                            1,225           1,410             414             647
General and administrative expenses                            1,887           1,503             673             524
                                                             -------------------------------------------------------
                                                               6,762           6,527           2,374           2,480

                                                             -------------------------------------------------------
Gain/(Loss) from operations                                      367             109             274              36

Other expense (income):
Interest expense                                                 278             265              74              92
Interest income                                                  (20)             (7)             (2)             (7)
Other expense (income)                                          (960)              0            (973)              0
                                                             -------------------------------------------------------
                                                                (702)            258            (901)             85

                                                             -------------------------------------------------------
Gain/(Loss) before income taxes                                1,069            (149)          1,175             (49)

Income tax expense (benefit)                                       0               0               0               0

                                                             -------------------------------------------------------
Net Income (Loss)                                              1,069            (149)          1,175             (49)

Dividends on Preferred Stock                                     141              90              49              45

                                                             -------------------------------------------------------
Income (Loss) attributable to Common Stock                   $   928         $  (239)        $ 1,126         $   (94)
                                                             -------------------------------------------------------
                                                             -------------------------------------------------------

Income (Loss) per common share:
Basic                                                        $  0.36         $ (0.10)        $  0.43         $ (0.04)
Diluted                                                      $  0.35         $ (0.10)        $  0.42         $ (0.04)
Weighted average number of common shares outstanding:
Basic                                                          2,612           2,456           2,614           2,464
Diluted                                                        2,686           2,456           2,665           2,464



  The accompanying notes are an integral part of these financial statements.

                         GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                          1998             1997
                                                                          ----             ----
                                                                      (Unaudited)       (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                      $ 1,069         $  (149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                           727             719
   Loss on disposition of assets                                             7               0
   Provision for lost coolers                                               31              14
   Noncash charges (benefits)                                             (298)             25
   Deferred income tax expense (benefit)                                     0               0
   Affect of net changes in operating accounts:
      Accounts receivable, net                                             150            (275)
      Inventory                                                             18              (6)
      Prepaid expenses                                                     245             112
      Other assets                                                          10             (27)
      Accounts payable                                                       9             224
      Customer deposits, accrued liabilities, and other current           (132)            288
        liabilities

                                                                       -----------------------
   Net cash provided by (used in) operating activities                   1,836             925

Cash flows from investing activities:
   Additions to property and equipment                                    (192)         (1,370)
   Proceeds from fixed asset retirements                                    18               0
   Proceeds from sales of marketable securities                            156               0

                                                                       -----------------------
      Net cash used in investing activities                                (18)         (1,370)

Cash flows from financing activities:
   Proceeds from note payable and long term debt                             0           1,063
   Payments on note payable and long term debt                          (1,034)           (785)
   Payments on capital lease obligations                                   (64)            (84)
   Proceeds from issuance of Common Stock, net                               1              93
   Proceeds from issuance of Preferred Stock, net                          195             826
   Dividends on Preferred Stock                                           (141)            (90)

                                                                       -----------------------
      Net cash provided by (used in) financing activities               (1,043)          1,023

Increase (decrease) in cash and cash equivalents                           775             578
Cash and cash equivalents, beginning of period                             342             316

                                                                       -----------------------
Cash and cash equivalents, end of period                               $ 1,117         $   894
                                                                       -----------------------
                                                                       -----------------------
Supplemental cash flow information:
     Interest Paid                                                     $   280         $   264
                                                                       -----------------------
                                                                       -----------------------
     Equipment acquired in exchange for long-term debt                 $     0         $ 1,061
                                                                       -----------------------
                                                                       -----------------------
     Stock issued for services and settlements of lawsuits             $    19         $    25
                                                                       -----------------------
                                                                       -----------------------

  The accompanying notes are an integral part of these financial statements.

                         GREAT PINES WATER COMPANY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

NOTE B - INCOME TAXES

The Company has net operating loss carryforwards which offset substantially all of its federal taxable income.

NOTE C - STOCK OPTION PLANS

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of September 30, 1998, stock options to acquire 197,350 shares of the Company's common stock have been granted under the Option Plan at exercise prices of $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. As of September 30, 1998, 160,000 of these options are exercisable and 31,150 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of September 30, 1998, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of September 30, 1998, 14,000 of these options are exercisable and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of September 30, 1998, 66,362 shares of common stock were issued under the Incentive Plan to consultants, and 7,826 shares of common stock were issued under the Incentive Plan to employees as stock bonuses. As of September 30, 1998, stock options to acquire 120,033 shares of the Company's common stock have been granted under the Incentive Plan at exercise prices of $2.6875 to $7.375 per share. The options are exercisable beginning October 26, 1995 through December 1, 2001. As of September 30, 1998, 39,167 of these options are exercisable and 4,166 options had been exercised.

NOTE D - SHAREHOLDERS' EQUITY

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

During May 1998, the Company completed a private placement of 4,200 shares of Series C Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after December 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on December 1, 1998 to $100 per share on May 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. During 1998, 2,300 shares of the Company's Series C Preferred Stock were issued.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues for the three month period ended September 30, 1998 (the "Third Quarter of 1998") increased 5% to $2,648,000 from $2,516,000 for the three month period ended September 30, 1997 (the "Third Quarter of 1997"). The principal reason for the increase in revenues was the increase in the number of customer accounts from the Third Quarter of 1997 to the Third Quarter of 1998, partially offset by the discontinuing of sodas and fruit juices during 1997.

Operating costs decreased, as a percentage of sales, to 17% or $446,000 in the Third Quarter of 1998 from 21% or $529,000 in the Third Quarter of 1997. This is primarily due to a decrease in cost of sales for sodas and fruit juices which were discontinued during 1997.

Transportation costs decreased, as a percentage of sales, to 23% or $603,000 in the Third Quarter of 1998 from 24% or $597,000 in the Third Quarter of 1997. The decrease in transportation expenses is primarily due to a decrease in truck repairs and maintenance.

Depreciation and amortization costs increased, as a percentage of sales, to 9% or $238,000 in the Third Quarter of 1998 from 7% or $183,000 in the Third Quarter of 1997. The increase is primarily due to an adjustment made, during the Third Quarter of 1997, to extend the estimated useful life of coolers from ten to twelve years.

Commissions and other selling costs decreased, as a percentage of sales, to 16% or $414,000 in the Third Quarter of 1998 from 26% or $647,000 in the Third Quarter of 1997. There was a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses. During the Third Quarter of 1997, the Company completed a preferred stock offering with net proceeds of $826,000. The Company was able to significantly expand it marketing efforts during the Third Quarter of 1997 due to the availability of cash. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities.

General and administrative expenses increased, as a percentage of sales, to 25% or $673,000 in the Third Quarter of 1998 from 21% or $524,000 in the Third Quarter of 1997. This is primarily due to an increase in executive compensation, coupled with an increase in corporate administrative costs and professional fees.

Interest expense decreased, as a percentage of sales, at 3% or $74,000 in the Third Quarter of 1998 from 4% or $92,000 in the Third Quarter of 1997. This is primarily due to reductions in long term debt.

The Company reported income after income taxes of $1,126,000 in the Third Quarter of 1998 compared to a loss after taxes of $94,000 in the Third Quarter of 1997. This is primarily due to including $967,000 in other income as consideration in behalf of a lawsuit settlement during the Third Quarter of 1998. In addition, increased revenues coupled with a reduction in commissions and other selling costs contributed to the improved results.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues for the nine month period ended September 30, 1998 increased 7% to $7,129,000 from $6,636,000 during the nine month period ended September 30, 1997. The principal reason for the increase in revenues was the increase in the number of customer accounts.

Operating costs decreased, as a percentage of sales, to 18% or $1,267,000 during the nine month period ended September 30, 1998 from 20% or $1,345,000 during the nine month period ended September 30, 1997. This is primarily due to a decrease in cost of sales for sodas and fruit juices which were discontinued during 1997.

Transportation costs remained the same, as a percentage of sales, at 23% or $1,656,000 during the nine month period ended September 30, 1998 from 23% or $1,550,000 during the nine month period ended September 30, 1997.

Depreciation and amortization costs decreased, as a percentage of sales, to 10% or $727,000 during the nine month period ended September 30, 1998 from 11% or $719,000 during the nine month period ended September 30, 1997. The decrease is primarily due to an increase in sales, by certain fixed assets of the Company becoming fully depreciated for book purposes during 1997, and due to an adjustment made, during the Third Quarter of 1997, to extend the estimated useful life of coolers from ten to twelve years.

Commissions and other selling costs decreased, as a percentage of sales, to 17% or $1,225,000 during the nine month period ended September 30, 1998 from 21% or $1,410,000 during the nine month period ended September 30, 1997. The decrease was primarily due to a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses. During the Third Quarter of 1997, the Company completed a preferred stock offering with net proceeds of $826,000. The Company was able to significantly expand it marketing efforts during the Third Quarter of 1997 due to the availability of cash. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities.

General and administrative expenses increased, as a percentage of sales, to 26% or $1,887,000 during the nine month period ended September 30, 1998 from 23% or $1,503,000 during the nine month period ended September 30, 1997. This is primarily due to an increase in executive compensation, coupled with an increase in corporate administrative costs and professional fees.

Interest expense remained the same, as a percentage of sales, at 4% or $278,000 during the nine month period ended September 30, 1998 from 4% or $265,000 during the nine month period ended September 30, 1997. This is primarily due to additions of long term debt during 1997, partially offset by an increase in sales.

The Company reported income after income taxes of $928,000 during the nine month period ended September 30, 1998 compared to a loss after taxes of $239,000 during the nine month period ended September 30, 1997. This is primarily due to including $967,000 in other income as consideration in behalf of a lawsuit settlement during the Third Quarter of 1998. In addition, increased revenues coupled with a reduction in commissions and other selling costs contributed to the improved results.

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

Net cash provided by operating activities for the nine month period ended September 30, 1998 and the nine month period ended September 30, 1997 was $1,836,000 and $925,000 respectively. The increase is primarily due to increased net income coupled with a reduction in accounts receivable.

During the nine month period ended September 30, 1998, the Company made capital expenditures of $192,000 for plant equipment, water bottles and truck improvements.

As of September 30, 1998, the Company's long-term debt amounted to $15,000 in bank debt and $2,765,000 in vendor financing. The Company has capital lease commitments of $10,000.

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

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit, the Company alleged that Liqui-Box sold a defective water system, which, in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The amount is subject to appeal and there can be no assurance that the Company will recover damages in this, or any amount. Through September 30, 1998, the Company has not recorded any amounts in the financial statements related to these damages. Liqui-Box had net sales of $152.4 million for the year ended December 28, 1996. It is publicly traded under the ticker symbol LIQB.

During the Third Quarter of 1998, the Company recorded $967,000 in other income as consideration received in behalf of a lawsuit settlement.

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


                                   Great Pines Water Company, Inc.

Date: November 13, 1998            By:  Kevin F. Vigneaux
      -----------------                --------------------
                                   Kevin F. Vigneaux
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)