Form 10QSB/A
period 1998-09-30
GREAT PINES WATER CO INC
filed 1999-01-20
CIK 906285

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB/A


(XX) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               -----------------------------------------------
(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               ----------------------   ----------------------

Commission file number               1-12130
                      ----------------------------------------------------

                         Great Pines Water Company, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Texas                                   76-0203752
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

       600 N. Shepherd, Suite #303 Houston, Texas           77007
       -------------------------------------------------------------------
        (Address of Principal executive offices)          (Zip Code)

      (Issuer's telephone Number)      (713) 864-6688
                                 -----------------------------------------


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Great Pines Water Company, Inc. is filing this Form 10-QSB/A for the quarterly period ended September 30, 1998 to add a disclosure on year 2000 issues. The following section should be inserted at the end of Part I. Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I - FINANCIAL INFORMATION

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

                                   Great Pines Water Company, Inc.

Date: JANUARY 20, 1999             By:    KEVIN F. VIGNEAUX
                                       ----------------------------------------

                                   Kevin F. Vigneaux
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)