Form 10KSB40
period 1998-12-31
GREAT PINES WATER CO INC
filed 1999-03-31
CIK 906285

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:
Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $9,214,000.

As of March 11, 1999, there were outstanding 2,760,862 shares of the registrant's Common Stock, par value $.01 per share, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock or voting stock held by nonaffiliates of the registrant (based on the last sales price for the Common Stock on the National Association of Securities Dealers Over The Counter Electronic Bulletin Board March 11, 1999) was approximately $4,861,000.

Transitional Small Business Disclosure Format ( Check one):  Yes [_]; No [X]

                        GREAT PINES WATER COMPANY, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS


PART I....................................................................    1
ITEM 1.  DESCRIPTION OF BUSINESS..........................................    1
ITEM 2.  DESCRIPTION OF PROPERTY..........................................    6
ITEM 3.  LEGAL PROCEEDINGS................................................    6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    6

PART II...................................................................    7
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........    7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........    8
ITEM 7.  FINANCIAL STATEMENTS.............................................   13
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.............................................   13

PART III..................................................................   14
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................   14
ITEM 10. EXECUTIVE COMPENSATION...........................................   15
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................   19

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Great Pines Water Company, Inc., a Texas corporation, ("Great Pines" or the "Company") processes, delivers and sells bottled water to homes and businesses in the greater Houston and Dallas-Fort Worth ("DFW") metropolitan areas, under the brand name of "Texas Premium Waters."

The Company completed its initial public offering of Common Stock, par value $.01 per share (the "Common Stock"), in August 1993. Its shares are traded on the National Association of Securities Dealers Over The Counter Electronic Bulletin Board under the symbol "GPWC."

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

 . Non-sparkling, or still, water contains no carbonation and is consumed as an "alternative to tap water." It is the largest of the three segments and represented 87% of the total market in terms of gallons of water sold in 1996. Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines. Distinctions are often made among brands of non-sparkling water based on their source, level of mineral content and the method of purification (distillation, deionization or reverse osmosis).

 . Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field. Sparkling water includes domestic sparkling water, club soda and seltzer, and typically is sold through normal food and beverage retail channels.

 . Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers." Imported water is sold through normal food and beverage water retail channels.

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

BUSINESS AND OPERATIONS

The Company provides office and home delivery of five-gallon bottles of water, as well as water dispensers and cups. The Company offers three types of water-- spring water, drinking water and purified water, and four types of dispensers-- one that offers both room temperature and chilled water, one that offers both room temperature and heated water, one that offers both heated and chilled water and has a small built-in refrigerator, and one that offers room temperature water only. A large majority of the Company's customers rent the dispenser offering both room temperature and chilled water. Each type of dispenser can utilize either the Company's closed water delivery system or the more conventional open water system. In the closed system, the cap remains on the bottle, the bottle is inverted into the top of the dispenser, and a device in the dispenser punctures the seal of the cap. The closed system reduces both spillage of the water during bottle replacement and the risk of contamination of the water from the exterior neck of the bottle. In the open water system, the entire plastic cap on top of the water bottle is removed first and the bottle is then inverted into the top of the dispenser. As of December 31, 1998, the Company owned approximately 36,000 water dispensers, of which approximately 32,500 utilized the closed system and approximately 3,500 utilized the open system.

As of December 31, 1998, the Company served approximately 16,000 customers in the Houston area and approximately 12,200 customers in the DFW area. No single customer represents more than 1% of the Company's gross revenues.

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

As of December 31, 1998, the Company owned or leased 25 "ten-bay" trucks that it uses to deliver full water bottles to customers and to pick up empty bottles. Each ten-bay truck is capable of carrying 288 five-gallon water bottles. The Company believes that a majority of its current competitors primarily use smaller "eight-bay" beverage trucks, which are generally capable of carrying only 200 five-gallon water bottles. The Company's larger delivery trucks permit the Company to service its customers either once every 19 days or 38 days, depending on the average amount of water delivered, as opposed to the 10 or 20 day cycle of its competitors. The Company believes that its ability to deliver on a 19-day or 38-day average cycle enables it to have a competitive advantage over many of its competitors, increasing delivery efficiency and decreasing delivery cost. The Company also owns or leases 26 cube vans for special deliveries and new account setups. The Company's customers are segregated geographically and placed on one of the routes that are maintained by the Company. At the present time, the Company maintains approximately 350 separate routes. The Company's drivers are paid on a per-delivered-bottle basis, further promoting efficiency and higher utilization of the delivery trucks. The Company's drivers are eligible for commissions for qualifying new customer accounts they generate.

As of December 31, 1998, the Company owned approximately 120,000 five-gallon bottles. Empty bottles picked up from customers are stored at the Company's facilities until required to be used. Each day a sufficient number of empty bottles are washed, sterilized, filled and loaded onto delivery trucks to satisfy delivery requirements for the next day. On an average day, the Company delivers approximately 3,600 bottles of water.

BOTTLED WATER PROCESSING AND FACILITIES

Various treatment technologies are used to treat the various bottled waters. These manufacturing practices, quality levels, and labeling of the Company's bottled water products are regulated by the Federal Food and Drug Administration ("FDA") as well as the states and some localities in which the Company's water is distributed.

Natural Spring Water.   Presently, the Company obtains spring water from state
certified natural springs in Jasper, Texas. "Natural Spring Water", by law, must be extracted from an underground source which flows continuously to the surface under its own pressure. Before being certified as a spring, a hydrogeological report must validate the integrity of the source and safety of the water-collection operations. The Company purchases its spring water from the owners of the springs, located in remote, pristine areas wherein the spring's recharge areas are not impacted by urban development, agricultural run-off or other pollutants. The spring water is delivered to the Company's facilities in Houston and Grand Prairie. In accordance with applicable regulations, chlorine is added to the spring water in the tanker truck. The water is tested and the tanker truck unloads the spring water into two sanitary bulk 5,000-gallon fiberglass tanks where it is stored until it is bottled.
Prior to bottling, spring water from the tanks is carbon-filtered and ozonated to remove the chlorine that was previously added.

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

RETAIL PRICING AND PAYMENT

The Company's drinking water competes with non-sparkling water delivered by its direct competitors, sold in containers inside retail outlets and with water produced by water vending machines located at supermarkets and other retail locations. As with many consumer products, the costs of packing and distributing drinking water sold by these competing methods comprise a significant portion of the total product cost, and these costs are reflected in the retail price to the consumer. In the Company's sales areas, non-sparkling water sold in five-gallon containers delivered directly to consumers' offices or homes generally sells for $1.50 to $1.75 per gallon. As of December 31, 1998, the Company's list prices were $7.95 to $8.85 for a five gallon bottle of spring water (or $1.59 to $1.77 per gallon) and $6.95 to $7.85 for a five gallon bottle of drinking or purified water (or $1.39 to $1.57 per gallon). Customers who purchase more than ten bottles of water per month are offered discounts of ten to twenty percent. As of December 31, 1998, the Company rented water dispensers for $9.00 to $18.90 per month, depending on the type of dispenser. Customers are billed every four weeks for the cost of the dispenser rented and all the water products and cups delivered to them. Customer billing services are performed by Company employees at the Company's Houston and Grand Prairie facilities. The Company intends to remain competitive with its competition and raise the prices of its bottled water products as market conditions permit.

SALES AND MARKETING

Great Pines utilizes a telemarketing sales program in establishing commercial and residential customers. The Company also contracts a direct sales force to market its products on a commission basis. The marketing team solicits potential customers in specific geographic areas in which the Company desires to increase the density of existing routes or in which it desires to establish new routes. By targeting growth in specific areas, the Company is able to increase efficiency of delivery and decrease delivery time and costs. The telemarketing sales program utilizes a computer software system which can automatically dial a specified range of phone numbers, and has the ability to recognize a "live" voice once a connection is made and to transfer such calls to a salesperson. Telephone numbers are input from a purchased, demographically-focused list which is screened for certain income and credit levels. The computer software system bypasses busy signals and answering machines and enables the Company's telemarketers to reach more potential customers in substantially less time. Potential customers are offered free trial usage, usually for one month, which includes a cooler and one bottle of water. Once a potential customer agrees to accept the trial offer, the Company's goal is to have the water dispenser and water delivered within an hour of acceptance.

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

EQUIPMENT SUPPLY

The Company purchases its water dispensers, bottles, caps and water delivery system components from various vendors. There are numerous manufacturers of these items, and different cap design and water delivery systems whose components may be used with the Company's existing dispensers. There are no written agreements with any such suppliers, as is typical in this industry.

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

GOVERNMENT REGULATIONS

The bottled water industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business, to pay annual license and inspection fees, to comply with certain standards regarding its water products and to continuously control the quality and quantity of those products. Regulations of the U.S. Environmental Protection Agency established under The Safe Drinking Water Act principally govern matters of purity and safety. Regulations of the U.S. Food and Drug Administration govern purification and bottling practices. Regulations of the Texas Department of Health (the "TDH") require, among other things, registration of the Company, weekly submission of water samples, and that an operator certified by the TDH be present at the Company's facilities at all times. The Company believes that it is operating in material compliance with these laws and regulations. Representatives of the City of Houston, the City of Grand Prairie and the TDH conduct periodic inspections of the Company's facilities, as well. Should the Company expand its operations outside the Houston and DFW metropolitan areas, it may become subject to additional laws and regulations and may have to incur additional costs related to compliance with such laws and regulations.

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

EMPLOYEES

As of December 31, 1998, the Company had 178 full-time employees, including 46 in administration, 59 in marketing and 73 in production and delivery. All marketing employees are compensated on a commission basis. Drivers are compensated on a per-delivered bottle basis. All other employees are paid wages, on a weekly, bi-weekly, or semi-monthly basis. The Company's employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good.

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

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit, the Company alleges that Liqui-Box sold a defective water system, which, in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The verdict is currently being appealed and there can be no assurance that the Company will recover damages in this, or any amount. Through December 31, 1998, the Company has not recorded any amounts in the financial statements related to these damages. Liqui-Box Corporation is publicly traded under the ticker symbol LIQB.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since July 29, 1998, the Company's Common Stock has been listed for quotation on the National Association Securities Dealers Over The Counter Electronic Bulletin Board. Previously, the Common Stock was listed for quotation on the Nasdaq Small Capital Market System. On August 22, 1997 the Securities and Exchange Commission (the "Commission") approved new listing standards for companies listed on the Nasdaq Small Capital Market System. Companies had until February 23, 1998 to comply with the new continuing inclusion requirements. The new requirements include, among other things (i) net tangible assets of $2 million (net tangible assets means total assets, excluding goodwill, minus total liabilities); (ii) public float of 500,000 shares; and (iii) $1 per share bid price. The Company was not able to meet the new requirements. On July 28, 1998, the Common Stock was delisted from the Nasdaq Small Capital Market System. Trading in the Common Stock is conducted on the National Association Securities Dealers Over The Counter Electronic Bulletin Board. As a result, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. There can be no assurance that a trading market in the Common Stock will be maintained.

          As of March 11, 1999, there were 2,760,862 outstanding shares of the Common Stock of the Company held by approximately 500 shareholders of record. The following table sets forth the high and low bid price per share of the Common Stock for the periods presented. The prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

       1997                           High        Low
       ----                           ----        ---
       First Quarter                  7 7/8      6 1/8
       Second Quarter                 7 1/2      4 3/4
       Third Quarter                  7 1/2      5 3/8
       Fourth Quarter                 7 13/16    3 9/16

       1998
       ----
       First Quarter                  4 5/8      2 1/2
       Second Quarter                 4 7/16     2 5/8
       Third Quarter                  4 1/8        7/8
       Fourth Quarter                 5 1/2      2

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company. This data should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                       1998               1997               1996
                                                 ----------------   ----------------   ----------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues......................................           $ 9,214             $8,769             $7,495
Operating costs...............................             1,595              1,744              1,391
Transportation costs..........................             2,114              2,171              1,745
Depreciation and amortization.................               961                988              1,064
Commissions and other selling costs...........             1,675              1,874              1,231
General and administrative costs..............             2,603              2,190              2,084
                                                         -------             ------             ------
Gain (loss) from operations...................               266               (198)               (21)
Other income (expense)........................               636               (387)              (623)
                                                         -------             ------             ------
Gain (loss) before income taxes...............               902               (585)              (644)
Income tax expense (benefit)..................                 0                  0                  0
                                                         -------             ------             ------
Income (loss) after income taxes..............               902               (585)              (644)
Dividends on Preferred Stock..................               189                135                 25
                                                         -------             ------             ------
Income (loss) attributable to Common Stock....               713               (720)              (669)
                                                         =======             ======             ======
Income (loss) per common share Basic..........           $   .27             $ (.29)            $ (.28)
                                                         =======             ======             ======
Income (loss) per common share Diluted........           $  $.31             $ (.29)            $ (.28)
                                                         =======             ======             ======
BALANCE SHEET DATA:
Total Assets..................................           $ 6,824             $7,479             $6,263
Current and long-term debt and capital lease
 obligations..................................           $ 2,590             $3,953             $3,480

OTHER DATA:
EBITDA (1)....................................           $ 2,225             $  797             $  830
Net cash provided by operating activities.....           $ 1,802             $  486             $  704
Net cash used in investing activities.........           $   (23)            $ (490)            $ (354)
Net cash provided by (used in) financing
 activities...................................           $(1,040)            $   31             $  (95)


(1) EBITDA is defined as the sum of (i) gain or loss before income taxes;
    (ii) interest; and (iii) depreciation and amortization, as reported on the Company's income statement. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of the Company. This information may not be comparable to similarly titled amounts presented by other companies.

GENERAL

The Company was incorporated in 1986 and began operations in 1987. The Company's revenues consist of sales of the Company's bottled water products, rental of water dispensers and sales of cups and other miscellaneous items. As of December 31, 1998, the Company serviced approximately 28,200 customers. The Company anticipates that its customer base and revenues will expand as sales of bottled water increase and the Company continues to penetrate the Houston and DFW bottled water markets. Some of the factors that the Company believes may affect the rate of increase in bottled water sales include the public perception of the quality of municipal water supplies and general health concerns.

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

Transportation costs include lease expense, fuel, insurance, repair and maintenance expenses associated with the Company's delivery trucks and vans.

Depreciation and amortization and operating expenses consist primarily of depreciation of the Company's delivery trucks and vans, water dispensers and bottles and the bottling plants.

General and administrative expenses include centralized administration and support costs.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 and 1997

Revenues in 1998 increased 5% to $9,214,000 from $8,769,000 in 1997. The increase was primarily the result of the addition of new customers, increased consumption and price increases during 1998.

Operating costs decreased, as a percentage of sales, to 17% or $1,595,000 in 1998 from 20% or $1,744,000 in 1997. This is primarily due to a decrease in cost of sales for sodas and fruit juices which were discontinued during 1997.

Transportation costs decreased, as a percentage of sales, to 23% or $2,114,000 in 1998 from 25% or $2,171,000 in 1997. This is primarily due to increased sales prices and bottles delivered without a corresponding increase in expenses, resulting in improved utilization of the truck fleet.

Depreciation and amortization costs decreased, as a percentage of sales, to 10% or $961,000 in 1998 from 11% or $988,000 in 1997. The decrease is primarily due to an increase in sales and by certain fixed assets of the Company becoming fully depreciated for book purposes during 1998 and 1997.

Commissions and other selling costs decreased, as a percentage of sales, to 18% or $1,675,000 in 1998 from 21% or $1,874,000 during 1997. The decrease was primarily due to a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses. During the Third Quarter of 1997, the Company completed a preferred stock offering with net proceeds of $826,000. The Company was able to significantly expand its marketing efforts during 1997 due to the availability of cash. Management's policy is to use all available cash from operations and financing activities after debt service for its marketing activities.

General and administrative expenses, as a percentage of sales, increased to 28% or $2,603,000 during 1998 from 25% or $2,190,000 during 1997. This is primarily due to an increase in executive compensation, coupled with an increase in corporate administrative costs and professional fees.

Interest expense, as a percentage of sales, remained the same at 4% or $362,000 in 1998 compared to 4% or $394,000 in 1997. This is primarily due to reductions in the average outstanding balance of long term debt.

The Company reported income after income taxes of $902,000 in 1998, compared to a loss after income taxes of $585,000 in 1997. This is primarily due to including $967,000 in other income as consideration in behalf of a lawsuit settlement during the Third Quarter of 1998. In addition, increased revenues coupled with a reduction in commissions and other selling costs contributed to the improved results.

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

Net cash provided by operating activities in 1998 was $1,802,000 compared to $486,000 in 1997. The increase is primarily due to increased net income coupled with a reduction in accounts receivable.

During 1998, the Company made capital expenditures of $206,000 for equipment, water bottles and trucks and truck improvements, all of which were paid for with cash.

As of December 31, 1998, the Company's long term debt amounted to $9,000 in bank debt and $2,571,000 in vendor financing. The Company had capital lease commitments of $10,000 as of December 31, 1998.

During the first quarter of 1996, the Company was in default of the net worth covenant of a bank loan agreement. The loan balance was refinanced with a new bank to cure the default position. The note was due in monthly installments with interest at prime plus 2%, adjusted quarterly, through October 1998. The note was collateralized by accounts receivable, inventory, equipment, vehicles, the assignment of a life insurance policy on a shareholder and 200,000 shares held by a principal shareholder. The note was guaranteed by a corporation related through common ownership up to 37.5% of the outstanding balance and was guaranteed by the Small Business Administration up to 75% of the outstanding balance. The new agreement contained no financial covenant restrictions. The note was paid off in full during September 1998.

During 1996, the Company was in default of a financial covenant of the capital lease arrangement. The Company obtained a waiver for all non-compliance during 1996. During 1997, the Company was in default with a financial covenant of the capital lease arrangement. The Company received a waiver for all non-compliance during 1997.

During October 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 24 shares of the Company's Common Stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions, that one year elapse from the date the purchaser purchases the shares before the purchaser can resell (in limited amounts) the shares (or the shares of Common Stock of the Company issuable upon conversion of the shares) without having to satisfy the registration requirements under the Securities Act. The Preferred Stock is redeemable for cash at any time after March 1, 1998 in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three month period, plus any accrued and unpaid dividends through the redemption date. Proceeds of $652,500 were used for commissions and other selling costs and working capital. As of December 31, 1998, 1,550 shares of the Company's Series A Preferred Stock were outstanding.

During August 1997, the Company completed a private placement of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1999, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1999 to $100 per share on September 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. Proceeds of $832,000 were used for commissions and other selling costs and working capital. As of December 31, 1998, 10,000 shares of the Company's
Series B Preferred Stock were outstanding.

During May 1998, the Company completed a private placement of 4,200 shares of Series C Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. The Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after December 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on December 1, 1998 to $100 per share on May 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. Proceeds of $345,000 were used for commissions and other selling costs and working capital. As of December 31, 1998, 4,200 shares of the Company's Series C Preferred Stock were outstanding.

Management's strategy is based on increasing the Company's value by increasing the customer base. Because the Company records the Commissions and other selling costs associated with the implementation of its growth strategy in the period in which such expenses are incurred, the Company's net income will initially decrease for a period in which the Company experiences rapid growth. Despite the short-term effect of growth on net income, the Company believes that its strategy of increasing the size of its customer base will enhance shareholder value and improve the financial performance of the Company. The Company will not be able to expand significantly or enter into new markets until additional funding is acquired. There can be no assurance that such arrangements will become available on terms acceptable to the Company. Because the Company does not have any plans for significant capital expenditures or payments of principal during 1999, management believes that the cash generated from operations will provide sufficient working capital for 1999.

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

OTHER MATTERS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. During the periods presented in the financial statements, the Company had no items of comprehensive income.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted this statement in the fourth quarter of 1998. Its adoption does not have a material effect on the Company's financial statements since the Company is engaged in one segment, the bottling and sale of drinking, purified and spring water and the rental of related dispensing equipment.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement was adopted in the fourth quarter of 1997.

IMPACT OF THE YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive, such as computer systems, related software and telephone systems may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process data, and may materially impact its financial condition.

The Company has undertaken various initiatives to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company is reviewing its equipment, computer systems and related software to identify systems which may exhibit Y2K issues. This review is being performed by internal staff from various disciplines within the Company. These personnel are currently evaluating the Company's Y2K issues, and, if necessary, developing remediation plans. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.

If necessary, during 1999, the Company will develop a contingency plan to address potential Y2K issues. This contingency plan will likely address problems that the Company identifies during the course of its remediation efforts and reasonably foreseeable problems that may arise as a result of Y2K, including, but not limited to computer hardware and software. The contingency plan will be continually refined as additional information becomes available. However, it is unlikely that any contingency plan can fully address all events that may arise.

The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to discover or correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity and financial condition.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements are filed elsewhere herein as a part of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and position of the directors and executive officers of the Company are as follows:

Name                             Age        Position
----                             ---        --------

Robert A. Hammond, Jr.            44   Chairman of the Board, President and
                                       Chief Executive Officer; Director

Robert A Hammond, Sr.             65   Vice President of Operations and
                                       Secretary; Director

Nick A. Baki                      34   Vice President - New Markets

Kevin F. Vigneaux                 40   Chief Financial Officer and
                                       Treasurer

Stephen A. Lee (1)                46   Director

(1) Member, Audit Committee

Robert A. Hammond, Jr. founded the Company in 1986 and has served as President and Chief Executive Officer and Director since that time. Mr. Hammond is a co-founder of Aviation Laboratories, Inc., a company that specializes in the analysis of oil from jet engines, and has served as Vice President and Chairman since its incorporation in 1985. From 1981 to 1985, Mr. Hammond was a commercial real estate broker with Henry S. Miller Company. Mr. Hammond received a B.A. in Marketing, Transportation and Distribution from Syracuse University in 1976.

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

Stephen A. Lee has served as a Director at the Company since December 1994 and is a member of the compensation and audit committees. Mr. Lee is a corporate law attorney with the Houston law firm of Crady, Jewett, and McCulley, LLP. Prior to 1991, Mr. Lee served as a Senior Tax Manager with Deloitte & Touche, LLP. Mr. Lee is a registered Certified Public Accountant in the state of Texas. Mr. Lee received a B.A. from Houston Baptist University in 1974, a J.D. from the University of Houston in 1977 and a L.L.M. (tax) from Georgetown University in 1978.

The Bylaws of the Company authorize the Board of Directors to fix the number of directors of the Company. The Board of Directors is currently comprised of three members. Each director of the Company serves until the earliest to occur of (i) his death, resignation or removal or (ii) the election of his successor. The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at the first meeting following the annual meeting of the shareholders. No family relationships exist among the officers and directors of the Company other than between Messrs. Hammond.

BOARD COMMITTEES

The Board of Directors has established an Audit Committee. Mr. Lee was appointed to the Company's Audit Committee during 1994. The Audit Committee is charged with reviewing the financial statements of the Company, and reviews the scope and performance of the audit and non-audit services provided by the Company's independent auditors and the Company's internal accounting controls.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1998, 1997, and 1996, of Robert A. Hammond, Jr., Chief Executive Officer, and Robert A. Hammond, Sr., Vice President Operations. No other executive officer of the Company received compensation that exceeded $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                     Long Term Compensation
                                                     -----------------------
                      Annual Compensation            Restricted      Stock          All
             -------------------------------------      Stock       Options        Other
   Year         Salary         Bonus       Other       Awards      (Shares)    Compensation
----------   -------------   ---------   ---------   -----------   ---------   -------------
Robert A. Hammond, Jr., CEO
   1998           $150,000          $0          $0             0          0      $10,000 (1)
   1997           $ 97,750          $0          $0             0          0      $10,000 (1)
   1996           $ 84,000          $0          $0             0          0      $10,000 (1)
Robert A. Hammond, Sr., Vice President Operations
   1998           $150,000          $0          $0             0          0      $10,000 (1)
   1997           $ 97,750          $0          $0             0          0      $10,000 (1)
   1996           $ 84,000          $0          $0             0          0      $10,000 (1)

(1) Consists of the value of certain insurance on personal vehicles, maintenance of personal vehicles, certain personal travel and entertainment expenses and related items that were paid by the Company.

The following table provides information concerning the options held by the above executive officers as of December 31, 1998 all of which are exercisable. No options of the Company were exercised by these officers during the year ended December 31, 1998. No additional options were granted during the year ended December 31, 1998.

                                 Number of Securities     Value of  Unexercised
                                Underlying Unexercised   In-the-Money Options at
           Name                   Options at Year End          Year End (1)
--------------------------------------------------------------------------------
Robert A. Hammond, Jr.                75,000                      $205,312

Robert A. Hammond, Sr.                75,000                      $205,312

(1) Calculated by multiplying the number of shares underlying outstanding options by the difference between the last sales price of the Company's Common Stock on the last trading day of the fiscal year as reported by the National Association Securities Dealers Over The Counter Electronic Bulletin Board market ($4.9375 per share) and the exercise price ($2.20 per share). Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

STOCK OPTION PLANS

The Company's Option Plan was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator").
The Plan Administrator determines, subject to the provisions of the Option
Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and
(ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the Common Stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock option granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company, may have a term of up to ten years, except that an incentive stock option granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted shareholders possessing more than 10% of the total combined voting stock of the Company must be not less than 110% of the fair market value of the Company's Common Stock on the date of grant. As of December 31, 1998, stock options to acquire 197,350 shares of the Company's Common Stock have been granted under the Option Plan at exercise prices ranging from $2.00 to $2.20 per share. The options are exercisable beginning March 28, 1995 through December 28, 1999. During 1998, the Company issued 600 shares for options exercised under the Option Plan. As of December 31, 1998 options to purchase 165,600 shares were exercisable.

The Company's Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 5,000 shares of Common Stock will be automatically granted to each person, elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares will be automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of December 31, 1998, 14,000 options have been granted under the Non-Employee Director Plan at exercise prices of $2.00 to $5.75 per share. As of December 31, 1998 options to purchase 14,000 shares were exercisable.

The Company's Incentive Stock Plan (the "Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of Common Stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, to whom incentives are to be awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses." Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of December 31, 1998, stock options to acquire 120,033 shares of the Company's Common Stock have been granted under the Incentive Plan at exercise prices ranging from $2.6875 to $7.375 per share. The options are exercisable beginning April 23, 1997 through December 1, 2001. During 1998, the Company issued 4,650 shares of common stock to employees under the Incentive Plan. During 1998, the Company issued no shares for employee options exercised under the Incentive Plan. As of December 31, 1998 options to purchase 68,367 shares were exercisable.

WARRANTS

During August 1993, the Company issued 575,000 shares of common stock at $5.00 per share in conjunction with its Initial Public Offering. Proceeds from the Initial Public Offering were approximately $2,322,500, net of offering expenses. In connection with the offering, the Company sold, for nominal consideration, warrants to underwriters to purchase 50,000 shares of Common Stock at $6.00 per share. The warrants expired on August 10, 1998. The warrants were not redeemable by the Company, and contained certain anti-dilution provisions and registration rights with respect to the Common Stock issuable upon exercise of such warrants. The costs of registering with the Securities and Exchange Commission of any Common Stock issuable upon exercise of the warrants was to paid by the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of Common Stock owned as of March 11, 1999 by each Director, each named executive officer, and all Directors and officers as a group, consisting of 5 persons. Each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                           Number of     Percentage of
Name and Address (1)                        Shares           Class
--------------------                       ---------      ------------

Robert A. Hammond, Jr.                      944,643         34%

Robert A. Hammond, Sr. (2)                  570,069         21%

Joshua  Slocum Hammond Trust (3)            349,333         13%

Nick A. Baki                                 23,928          *

Kevin F. Vigneaux                             3,992          *

Stephen A. Lee                                4,752          *

All Executive Officers and Directors
as a Group (5 persons)                    1,547,384         56%

 *   Less than 1%
(1) The business address of each beneficial owner is the same as the address of the Company's principal executive office.
(2)  Mr. Hammond, Sr. is the father of Robert A. Hammond, Jr.
(3) The trust was established by Mr. Hammond, Sr. for the sole benefit of his minor son, Joshua Slocum Hammond. Cynthia J. Hammond is the sole trustee of the trust.

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

During 1998 the Company engaged a certain law firm to provide general counsel. A member of the Board of Directors of the Company is a partner in the firm. Costs for legal services of $55,000 were expensed as general and administrative expenses.

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

 3.3 Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.3 is incorporated herein by reference.

 3.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.4 is incorporated herein by reference.

 3.5 Certificate of Designation, Preferences, Rights and Limitations of Series C Preferred Stock, $1.00 Par Value of Great Pines Water Company, Inc. Exhibit 3.5 is incorporated herein by reference.

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

10.8       1995 Incentive Stock Plan of Great Pines Water Company, Inc.
           Exhibit 10.8 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1995 is incorporated herein by reference.

10.9 Convertible Debenture, dated April 21, 1995, together with Form of Convertible Note, by and between Great Pines Water Company, Inc. and EBAC Systems Inc. Exhibit 10.9 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1995 is incorporated herein by reference.

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

10.14 Promissory Note dated June 12, 1996 between the Great Pines Water Company, Inc. and Sunbelt National Bank for the purchase of plant equipment. Exhibit 10.14 is incorporated herein by reference.

23.1 Consent of independent auditors dated March 30, 1999. Exhibit 23.1 is filed herein.

27.1       Financial Data Schedule.  Exhibit 27.1 is filed herein.

99.1 Press Release dated July 28, 1998. Exhibit 99.1 to the Company's report on Form 8-K dated July 28, 1998 is incorporated herein by reference.

(b)  Reports on Form 8-K:

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Great Pines Water Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1999:


                                         GREAT PINES WATER COMPANY, INC.

                                         By: /s/ Robert A. Hammond, Jr.
                                             -----------------------------------
                                             Robert A. Hammond, Jr.
                                             President, Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                        Title                    Date
          ---------                        -----                    ----

  /s/ Robert A. Hammond, Jr.       President, Chief Executive    March 31, 1999
-------------------------------    Officer, Director (Principal
      Robert A. Hammond, Jr.       Executive Officer)


  /s/ Robert A. Hammond, Sr.       Secretary, Vice President,    March 31, 1999
-------------------------------    Director
      Robert A. Hammond, Sr.


  /s/ Kevin F. Vigneaux            Chief Financial Officer       March 31, 1999
-------------------------------    and Treasurer (Principal
      Kevin F. Vigneaux            Financial and Accounting
                                   Officer)


  /s/ Stephen A. Lee               Director                      March 31, 1999
--------------------------------
      Stephen A. Lee

                        GREAT PINES WATER COMPANY, INC.
                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT.......................................  23

BALANCE SHEETS.....................................................  24

STATEMENTS OF OPERATIONS...........................................  25

STATEMENTS OF SHAREHOLDERS' EQUITY.................................  26

STATEMENTS OF CASH FLOWS...........................................  27

NOTES TO FINANCIAL STATEMENTS......................................  28

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Great Pines Water Company, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Great Pines Water Company, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Pines Water Company, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 1999

                        GREAT PINES WATER COMPANY, INC.
                                 Balance Sheets

                                                                      December 31, 1998    December 31, 1997
                                                                      ------------------   ------------------
Assets
Current assets:
  Cash and cash equivalents including interest-bearing balances of           $ 1,081,858          $   342,310
   $735,744 in 1998 and $165,352 in 1997
  Marketable securities                                                                0              177,037
  Accounts receivable - Trade, net of allowance for doubtful                     627,357              941,857
   accounts of $56,301 in 1998 and $129,766 in 1997
  Inventory                                                                       71,582               74,648
  Prepaid expenses                                                                18,910               39,332
  Prepaid insurance                                                              288,250              286,242
  Other current assets                                                            24,757               13,696
                                                                             -----------          -----------
    Total current assets                                                       2,112,714            1,875,122

Property and equipment, net                                                    4,672,801            5,556,421
Other assets                                                                      38,280               47,078
                                                                             -----------          -----------
Total Assets                                                                 $ 6,823,795          $ 7,478,621
                                                                             ===========          ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable, trade                                                    $   239,211          $   311,400
  Customer deposits                                                              933,994            1,088,261
  Accrued liabilities and other current liabilities                              292,533              286,006
  Note payable                                                                   251,553              250,573
  Capital lease obligations                                                       10,057               73,692
  Current maturities of long term debt                                           839,653            1,008,075
                                                                             -----------          -----------
    Total current liabilities                                                  2,567,001            3,018,007
                                                                             -----------          -----------

Long term debt, net of current portion                                         1,740,175            2,871,486

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;
   15,750 shares outstanding at December 31, 1998 and 14,050 shares outstanding at December 31, 1997 (liquidation value of $100 per
   share)                                                                         15,750               14,050

  Common Stock, $.01 par value; 10,000,000 shares authorized;
   2,627,304 shares and 2,607,654 shares outstanding at December
   31, 1998 and 1997, respectively                                                26,273               26,076
  Additional paid-in capital                                                   5,180,070            4,967,437
  Accumulated deficit                                                         (2,705,474)          (3,418,435)
                                                                             -----------          -----------
  Total shareholders' equity                                                   2,516,619            1,589,128
                                                                             -----------          -----------
Total Liabilities and Shareholders' Equity                                   $ 6,823,795          $ 7,478,621
                                                                             ===========          ===========

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                            Statements of Operations

                                                                        Year Ended December 31,
                                                         ------------------------------------------------------
                                                               1998               1997               1996
                                                         ----------------   ----------------   ----------------
REVENUES:
Water                                                         $6,024,429         $5,567,266         $4,771,397
Equipment rental                                               3,010,725          2,885,722          2,479,313
Other                                                            179,379            316,148            244,335
                                                              ----------         ----------         ----------
                                                               9,214,533          8,769,136          7,495,045
COST AND EXPENSES:
Operating costs                                                1,595,176          1,743,464          1,391,491
Transportation costs                                           2,113,830          2,171,371          1,744,733
Depreciation and amortization                                    961,298            988,375          1,064,449
Commissions and other selling costs                            1,674,561          1,873,603          1,231,151
General and administrative expenses                            2,603,329          2,190,086          2,084,423
                                                              ----------         ----------         ----------
                                                               8,948,194          8,966,899          7,516,247
                                                              ----------         ----------         ----------
Gain (Loss) from operations                                      266,339           (197,763)           (21,202)

OTHER EXPENSE (INCOME):
Interest expense                                                 362,114            393,861            409,897
Interest income                                                  (28,687)            (6,760)            (4,743)
Other expense (income)                                            (2,661)                 0            217,792
Litigation settlement                                           (967,048)                 0                  0
                                                              ----------         ----------         ----------
                                                                (636,282)           387,101            622,946
                                                              ----------         ----------         ----------
Gain (Loss) before income taxes                                  902,621           (584,864)          (644,148)

Income tax expense (benefit)                                           0                  0                  0
                                                              ----------         ----------         ----------
Net Income (Loss)                                                902,621           (584,864)          (644,148)

Dividends on Preferred Stock                                     189,660            135,411             25,250
                                                              ----------         ----------         ----------
Income (Loss) attributable to Common Stock                    $  712,961         $ (720,275)        $ (669,398)
                                                              ==========         ==========         ==========

Income (Loss) per common share:
Basic                                                              $0.27             $(0.29)            $(0.28)
Diluted                                                            $0.31             $(0.29)            $(0.28)
Number of common shares outstanding:
Basic                                                          2,613,113          2,474,716          2,409,948
Diluted                                                        2,951,458          2,474,716          2,409,948



  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       Statements of Shareholders' Equity



                      Preferred Stock       Common Stock       Additional
                      ----------------   -------------------    Paid-In     Accumulated   Treasury
                      Shares   Amount     Shares     Amount     Capital       Deficit       Stock        Total
                      ------   ------    -------     ------    ----------   -----------   --------      -------
Balances, January 1,
 1996                                    2,380,000    23,800    2,987,533    (2,028,762)   (6,500)      976,071
Issuance of Common
 Stock                                      70,812       708      221,056                               221,764
Issuance of
 Preferred Stock       7,500   $ 7,500                            645,000                               652,500
Dividends on
 Preferred Stock                                                                (25,250)                (25,250)
Net loss                                                                       (644,148)               (644,148)
                      ------   -------   ---------   -------   ----------   -----------    ------    ----------
Balances, December
 31, 1996              7,500     7,500   2,450,812    24,508    3,853,589    (2,698,160)   (6,500)    1,180,937
Issuance of Common
 Stock                                      28,442       284      137,885                               138,169
Issuance of
 Preferred Stock      11,900    11,900                            970,759                               982,659
Issuance of Treasury
 Stock                                                              1,138                   6,500         7,638
Conversions of
 Preferred Stock      (5,350)   (5,350)    128,400     1,284        4,066                                     0
Dividends on
 Preferred Stock                                                               (135,411)               (135,411)
Net loss                                                                       (584,864)               (584,864)
                      ------   -------   ---------   -------   ----------   -----------    ------    ----------
Balances, December
 31, 1997             14,050    14,050   2,607,654    26,076    4,967,437    (3,418,435)        0     1,589,128
Issuance of Common
 Stock                                       5,250        53       20,347                                20,400
Issuance of
 Preferred Stock       2,300     2,300                            191,830                               194,130
Conversions of
 Preferred Stock        (600)     (600)     14,400       144          456                                     0
Dividends on
 Preferred Stock                                                               (189,660)               (189,660)
Net income                                                                      902,621                 902,621
                      ------   -------   ---------   -------   ----------   -----------    ------    ----------
Balances, December
 31, 1998             15,750   $15,750   2,627,304   $26,273   $5,180,070   $(2,705,474)   $    0    $2,516,619
                      ======   =======   =========   =======   ==========   ===========    ======    ==========


    The accompany notes are an integral part of these financial statements

                        GREAT PINES WATER COMPANY, INC.
                            Statements of Cash Flows

                                                                                  Year ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1998                1997                1996
                                                                 -----------------   -----------------   -----------------
Cash flows from operating activities:
Net income (loss)                                                     $   902,621         $  (584,864)         $ (644,148)
Adjustment to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization                                         961,298             988,375           1,064,449
    (Gain) loss on disposition of assets                                   (2,662)                  0               8,188
    Provision for lost coolers                                            130,500              18,000              18,000
    Noncash charges (benefits)                                           (297,848)            114,669             176,364
    Effect of net changes in operating accounts:
          Accounts receivable, net                                        314,500            (257,033)            (56,444)
          Inventory                                                         3,066              25,160             (14,267)
          Prepaid expenses                                                 18,414             (92,915)            (55,380)
          Other assets                                                     (7,540)              1,501             (13,950)
          Accounts payable                                                (72,189)             90,530             (50,559)
          Customer deposits, accrued liabilities, and other
             current liabilities                                         (147,740)            182,171             271,385
                                                                      -----------         -----------          ----------
          Net cash provided by operating activities                     1,802,420             485,594             703,638
                                                                      -----------         -----------          ----------
Cash flows from investing activities:
     Additions to property and equipment                                 (206,471)           (312,712)           (380,815)
     Proceeds from fixed assets retirement                                 27,450                   0              27,000
     Investment in marketable securities                                        0            (448,900)                  0
     Proceeds from sales of marketable securities                         155,819             271,863                   0
                                                                      -----------         -----------          ----------
          Net cash used in investing activities                           (23,202)           (489,749)           (353,815)
                                                                      -----------         -----------          ----------
Cash flows from financing activities:
     Proceeds from note payable and long term debt                        282,258             312,264             279,104
     Payments on note payable and long term debt                       (1,263,963)         (1,050,764)           (921,244)
     Payments on capital lease obligations                                (63,635)           (109,357)           (126,008)
     Proceeds from issuance of Common Stock, net                            1,200              31,138              45,400
     Proceeds from issuance of Preferred Stock, net                       194,130             982,659             652,500
     Dividends on Preferred Stock                                        (189,660)           (135,411)            (25,250)
                                                                      -----------         -----------          ----------
          Net cash (used in) provided by financing activities          (1,039,670)             30,529             (95,498)
                                                                      -----------         -----------          ----------
Increase in cash and cash equivalents                                     739,548              26,374             254,325
Cash and cash equivalents, beginning                                      342,310             315,936              61,611
                                                                      ===========         ===========          ==========
Cash and cash equivalents, ending                                     $ 1,081,858         $   342,310          $  315,936
                                                                      ===========         ===========          ==========
Supplemental cash flow information:
      Interest paid                                                   $   364,543         $   389,019          $  425,476
                                                                      ===========         ===========          ==========
      Equipment acquired in exchange for long-term debt               $         0         $ 1,382,208          $        0
                                                                      ===========         ===========          ==========
      Common stock issued for services and settlements of
       lawsuits                                                       $    19,200         $   114,669          $  176,364
                                                                      ===========         ===========          ==========
      Cancellation of long-term debt                                  $   317,048         $         0          $        0
                                                                      ===========         ===========          ==========

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                         Notes to Financial Statements
             For the Years Ended December 31, 1998, 1997, and 1996

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

MARKETABLE SECURITIES: All of the Company's marketable securities at December 31, 1997, which were comprised of corporate bonds due 2001 to 2011, are classified as "available for sale" and accordingly, are reflected in the Balance Sheet at cost, which approximates fair market value. Cost for determining the gains and losses on sales of marketable securities is determined using the specific identification method.

INVENTORY: Inventory consists primarily of cups, bottling materials and water cooler repair parts, and is valued at the lower of cost or market using the first-in, first-out method of accounting.

PROPERTY AND EQUIPMENT: Property, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets of three to twelve years. Amortization of leasehold improvements and equipment acquired under capital leases is provided on the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Machinery and equipment is depreciated over four to ten years, water coolers are depreciated over twelve years, office equipment is depreciated over five to seven years, trucks are depreciated over three to seven years and leasehold improvements are amortized over five years. Effective January 1, 1997, the Company changed the estimated useful life of coolers from ten to twelve years. The change was made to better reflect the estimated period during which the coolers will remain in service. During 1997, the change had the effect of decreasing depreciation expense and decreasing the Company's loss by approximately $116,000 ($.047 per share).

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

INCOME TAXES: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company provides for income taxes based upon amounts currently due and for temporary differences between the financial and tax bases of its assets and liabilities.

NET INCOME (LOSS) PER SHARE: In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which established new standards for computing, presenting and disclosing earnings per share ("EPS"). Prior period EPS amounts have been restated to conform to SFAS No. 128.

CASH EQUIVALENTS: For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

IMPAIRMENT OF ASSETS: The Company evaluates long-lived assets for impairment based upon the recoverability of the asset's carrying value. When it is probable that the undiscounted future cash flows will not be sufficient to recover the asset's carrying value, an impairment is recognized. No such impairments have been recognized by the Company.

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

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with financial institutions it believes to be creditworthy and limits the amount of credit exposure to any one financial institution. Substantially all the Company's sales are to customers in the Houston and Dallas-Fort Worth areas. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the economy in those markets. There were no sales to any single third-party customer which aggregated in excess of 1% of revenues for 1998, 1997 or 1996.

RECENT ACCOUNTING PRONOUNCEMENTS: During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which became effective for the Company's fiscal year ended December 31, 1998, establish additional disclosure requirements but do not affect the measurement of results of operations. During the periods presented, the Company had no items of comprehensive income. The Company adopted SFAS No. 131 in the fourth quarter of 1998. Its adoption did not have a material effect on the Company's financial statements since the Company is engaged in one segment, the bottling and sale of drinking, purified and spring water and the rental of related dispensing equipment.

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

NOTE 2 - NOTE PAYABLE

As of December 31, 1998, the Company has a note payable with a financial institution for payment of an insurance policy premium. The note is due in monthly installments of $32,197 including interest at 6.34%, through August 1999. At December 31, 1997, the Company had a similar note payable that was paid off in August 1998.

NOTE 3 - LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 1998, and 1997:

                                                                  1998              1997
                                                            ----------------   --------------
Note with a bank under credit facility due in monthly
 installments of $16,235, including interest, through
 October 1998.  The note is collateralized by accounts
 receivable, inventory, equipment, vehicles, assignment
 of a life insurance policy on a shareholder, and the
 shares of Common Stock held by two principal
 shareholders, and is guaranteed by the two principal
 shareholders.  The credit facility is also guaranteed
 by a corporation related through common ownership.  In
 March 1996, the interest rate was changed from 8.5% to
 prime + 2%, adjusted quarterly (10.50% at December 31,
 1997).                                                          $        0      $   154,871
Note payable to a bank due in  monthly installments of
 $600 with  floating interest at prime +2% through  June
 1999; collateralized by transportation equipment.                    3,553           10,753
Various notes payable to a financing corporation due in
 monthly installments totaling $71,605 including
 interest  at rates ranging from 8.0% to  11.50%,
 through  August 2004; collateralized by equipment.               2,134,926        2,745,942
Various notes payable to a water cooler manufacturer due
 in monthly installments of $15,984 including interest
 at  9.5%, through August 2001; collateralized by
 equipment.                                                         436,161          579,071
Note  with  a  financial  institution due in monthly
 installments of $2,622 including interest  at  8.5%,
 through February  1999; collateralized by
 communications  equipment.                                           5,188           34,827
Convertible note payable to a water  cooler manufacturer
 due in monthly installments of $8,465 including
 interest beginning in June 1996 through May 2002 at 11%.                 0          354,097
                                                                 ----------      -----------
                                                                  2,579,828        3,879,561
Less Current Portion                                               (839,653)      (1,008,075)
                                                                 ----------      -----------
Non-current Portion                                              $1,740,175      $ 2,871,486
                                                                 ==========      ===========

Certain of the Company's debt agreements require compliance with financial and non-financial covenants. As of December 31, 1998, the Company was in compliance with these agreements.

The Company has obtained waivers to pay dividends on all of its Preferred Stock. As of December 31, 1998 there are no dividends in arrears.

Maturities of long-term debt for the years ended December 31 are as follows:

         1999         $  839,653
         2000            915,119
         2001            542,089
         2002            148,342
         2003             77,668
         Thereafter       56,957
                      ----------
                      $2,579,828
                      ==========

During 1997, the Company purchased $1,382,208 of water coolers, financed by the vendors. The related notes are due in monthly installments and mature at various dates through August 2004 with interest at rates ranging from 9.5% to 11.5%.

During 1998, the Company settled a lawsuit with a vendor, recognizing a gain of $967,048. In connection with the settlement agreement, the Company was released from its obligation to repay outstanding debt of $317,048.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:


                                                     1998               1997
                                                     ----               ----

Equipment                                        $ 9,507,250        $ 9,488,748

Vehicles                                             563,692            743,873

Leasehold improvements                                36,649             36,649

Office equipment                                     283,735            283,735

Furniture and fixtures                                12,998             12,998
                                                 -----------        -----------
                                                  10,404,324         10,566,003
Less accumulated depreciation and
 amortization                                     (5,731,523)        (5,009,582)
                                                 -----------        -----------
                                                 $ 4,672,801        $ 5,556,421
                                                 ===========        ===========

Property and equipment includes the following items held under capital lease agreements as of December 31:

                                               1998              1997
                                               ----              ----

Vehicles                                     $       0       $  54,640

Equipment                                      430,547         430,547

Office equipment                                75,643          75,643
                                             ---------       ---------
                                               506,190         560,830

Less accumulated depreciation                 (332,466)       (340,372)
                                             ---------       ---------
                                             $ 173,724       $ 220,458
                                             =========       =========

The Company leases water dispensing equipment to customers under month to month operating leases. The carrying values of such equipment as of December 31 are as follows:

                                           1998             1997
                                           ----             ----

Water dispensing equipment              $ 7,411,241      $ 7,541,740

Less accumulated depreciation            (3,550,444)      (2,977,719)
                                        -----------      -----------
                                        $ 3,860,797      $ 4,564,021
                                        ===========      ===========

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

Temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                      1998             1997
                                                      ----             ----

Deferred tax assets:

  Net operating loss credit carryforwards          $1,182,520       $1,554,826

  Less valuation allowance                            694,174          953,391

Deferred tax asset                                    488,346          601,435
                                                   ----------       ----------
Deferred tax liabilities:  Property, plant
 and equipment                                       (488,346)        (601,435)
                                                   ----------       ----------
Net deferred tax asset (liability)                 $        0       $        0
                                                   ==========       ==========

The effective income tax rate is different than the U.S. federal income statutory tax rate of 34% due to the following:

                                                       1998           1997
                                                       ----           ----

Federal income tax provision (benefit) at
 statutory rate                                     $ 306,891       $(198,854)

Inability to utilize net operating loss                     0         198,854

Utilization of net operating loss carryforwards      (306,891)              0
                                                    ---------       ---------
Total (benefit) expense                             $       0       $       0
                                                    =========       =========

As of December 31, 1998, the Company had net operating loss carry forwards for tax reporting purposes of approximately $3,478,000 available to offset future taxable income. These loss carry forwards expire in 2008 through 2012.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At December 31, 1998, the Company leased certain equipment under a capital lease. Payments under the lease are due in monthly installments totaling $3,991, including imputed interest at 8.75%. The lease is a 5 year lease which matures during March 1999.

The Company leases warehouses, office facilities and vehicles under noncancelable operating leases. Substantially all costs of operating and maintaining the property and equipment under both the operating and capital leases are borne by the Company.

The future minimum lease payments under the Company's capital and noncancelable operating leases for the years ended December 31, are as follows:

                                                 Capital       Operating
         Year Ending December 31,                Leases          Leases
         ------------------------                -------       ---------

                   1999                            $11,973      $  448,997
                   2000                                  0         319,757
                   2001                                  0         299,372
                   2002                                  0         299,372
                   2003                                  0         210,060
                Thereafter                               0          46,421
                                                   -------      ----------
                                                    11,973      $1,623,979
                                                                ==========
Less:  Amounts representing interest on
 capital leases                                     (1,916)
                                                   -------
Present value of future minimum lease
 payments                                          $10,057
                                                   =======

Total rental expense under noncancelable operating leases amounted to approximately $575,000, $500,000 and $450,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The Company's Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 5,000 shares of Common Stock will be automatically granted to each person, elected for the first time as a director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares will be automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options". Options granted under the Non-Employee Director Plan expire ten years after date of grant.

The Company's Incentive Stock Plan (the "Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of Common Stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, to whom incentives are to be awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses." Subject to the terms of the Incentive Plan, the Board of Directors also determines the prices, expiration dates and other material features of the incentive awards.

Stock option transactions and information under the plans during 1998, 1997, and 1996 were as follows:

                                                          1998                 1997                1996
                                                   ------------------   ------------------   -----------------
OPTION PLAN
Options outstanding at January 1                              166,800              173,950             211,000
Granted                                                             0                    0               3,750
Canceled                                                            0                1,800              15,600
Exercised                                                         600                5,350              25,200
Options outstanding at December 31                            166,200              166,800             173,950
                                                      ---------------        -------------       -------------
Exercise price range at December 31                   $   2.00 - 2.20        $ 2.00 - 2.20       $2.00 - 2.948
                                                      ===============        =============       =============
Weighted average exercise price at December 31        $          2.18        $        2.18       $        2.18
                                                      ===============        =============       =============
Vested options exercisable at December 31                     165,600              160,600             156,200
                                                      ===============        =============       =============
NON-EMPLOYEE DIRECTOR PLAN
Options outstanding at January 1                               14,000               12,000              15,000
Granted                                                             0                2,000               2,000
Canceled                                                            0                    0               5,000
Exercised                                                           0                    0                   0
                                                      ---------------        -------------       -------------
Options outstanding at December 31                             14,000               14,000              12,000
                                                      ===============        =============       =============
Exercise price range at December 31                   $   2.00 - 5.75        $ 2.00 - 5.75       $2.00 - 3.375
                                                      ===============        =============       =============
Weighted average exercise price at December 31        $          2.73        $        2.73       $        2.23
                                                      ===============        =============       =============
Vested options exercisable at December 31                      14,000               12,000              10,000
                                                      ===============        =============       =============
INCENTIVE PLAN
Options outstanding at January 1                               61,667               38,000               8,000
Granted                                                        54,200               62,667              30,000
Canceled                                                            0               34,834                   0
Exercised                                                           0                4,166                   0
                                                      ---------------        -------------       -------------
Options outstanding at December 31                            115,867               61,667              38,000
                                                      ===============        =============       =============
Exercise price range at December 31                   $2.6875 - 7.375        $5.00 - 7.375       $ 2.50 - 5.00
                                                      ===============        =============       =============
Weighted average exercise price at December 31        $          4.49        $        5.85       $        4.47
                                                      ===============        =============       =============
Vested options exercisable at December 31                      68,367               12,500               4,000
                                                      ===============        =============       =============

The following table summarizes information about stock options outstanding as of December 31, 1998:

                       Options
                     Outstanding               Options Exercisable
                     -----------               -------------------
                                                              Weighted
                                                              Average
                                            Number           Remaining           Weighted            Number            Weighted
                  Range of Exercise     Outstanding at      Contractual          Average         Exercisable at        Average
 Year Granted           Prices             12/31/98        Life in Years      Exercise Price        12/31/98        Exercise Price
 ------------     -----------------    ----------------    -------------     ----------------   ----------------   ----------------
OPTION PLAN
1994                 $   2.00 - 2.20            166,200               1.50             $ 2.18            165,600             $ 2.18
1995                             n/a                n/a                n/a                n/a                n/a                n/a
1996                             n/a                n/a                n/a                n/a                n/a                n/a
1997                             n/a                n/a                n/a                n/a                n/a                n/a
1998                             n/a                n/a                n/a                n/a                n/a                n/a
                     ---------------            -------               ----             ------            -------             ------
Totals               $   2.00 - 2.20            166,200               1.50             $ 2.18            165,600             $ 2.18
                     ===============            =======               ====             ======            =======             ======

NON-EMPLOYEE DIRECTOR PLAN
1994                 $          2.00             10,000               6.00             $ 2.00             10,000             $ 2.00
1995                             n/a                n/a                n/a                n/a                n/a                n/a
1996                 $         3.375              2,000               7.47             $3.375              2,000             $3.375
1997                 $          5.75              2,000               8.47             $ 5.75              2,000             $ 5.75
1998                             n/a                n/a                n/a                n/a                n/a                n/a
                     ---------------            -------               ----             ------            -------             ------
Totals               $   2.00 - 5.75             14,000               6.56             $ 2.73             14,000             $ 2.73
                     ===============            =======               ====             ======            =======             ======

INCENTIVE PLAN
1994                             n/a                n/a                n/a                n/a                n/a                n/a
1995                             n/a                n/a                n/a                n/a                n/a                n/a
1996                 $          5.00             30,000               7.82             $ 5.00             20,000             $ 5.00
1997                 $  6.00 - 7.375             31,667               5.73             $ 6.65             24,167             $ 6.43
1998                 $ 2.6875 - 6.00             54,200               8.90             $ 2.94             24,200             $ 3.26
                     ---------------            -------               ----             ------            -------             ------
Totals               $2.6875 - 7.375            115,867               7.75             $ 4.49             68,367             $ 4.89
                     ===============            =======               ====             ======            =======             ======

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely-traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have decreased by approximately $119,700 or $0.046, respectively, in 1998. The Company's net loss and loss per share would have increased by approximately $115,000 or $0.047, respectively, in 1997, and approximately $13,000 or $0.005, respectively, in 1996. The pro forma fair value of options at date of grant for options granted during 1998 were estimated using the Black-Scholes model and the weighted average assumptions are as follows:

                                               Non-Employee
                             Option Plan      Director Plan      Incentive Plan
                             -----------      -------------      --------------
Expected life (years)                 5                  5                 5
Interest rate range          5.7 - 6.68%        5.7 - 6.68%       5.7 - 6.68%
Volatility range              61 -  145%          61 - 145%        61 -  145%
Dividend yield                       n/a                n/a               n/a


NOTE 8 - SHAREHOLDERS' EQUITY

During August 1993, the Company issued 575,000 shares of common stock at $5.00 per share in conjunction with its Initial Public Offering. Proceeds from the Initial Public Offering were approximately $2,322,500, net of offering expenses. In connection with the offering, the Company sold, for nominal consideration, warrants to underwriters to purchase 50,000 shares of Common Stock at $6.00 per share. The warrants expired on August 10, 1998.

In April and August 1996, the Company issued 10,000 and 5,000 shares, respectively, of its Common Stock under the 1995 Stock Incentive Plan as payment to an attorney. Costs of $53,000 were expensed as professional fees. In July 1996, the Company issued 4,112 shares of its Common Stock under the 1995 Stock Incentive Plan for settlement of a lawsuit. Costs of $14,000 were expensed as other expenses. In December 1996, the Company issued 4,000 shares of its Common Stock under the 1995 Stock Incentive Plan to a consultant. Costs of $23,000 were expensed as professional fees.

During October 1996, the Company completed a private placement of 7,500 shares of Series A Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. Each share of the Preferred Stock is convertible into 24 shares of the Company's Common Stock at a conversion price of $4.17 per share. Rule 144 promulgated under the Securities Act requires, among other conditions, that one year elapse from the date the purchaser purchases the shares before the purchaser can resell (in limited amounts) the shares (or the shares of Common Stock of the Company issuable upon conversion of the shares) without having to satisfy the registration requirements under the Securities Act. The Preferred Stock is redeemable for cash at any time after March 1, 1998 in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1998 to $100 per share on September 1, 1999, at a rate of $1 per three month period, plus any accrued and unpaid dividends through the redemption date. Proceeds of $652,500 were used for commissions and other selling costs and working capital. As of December 31, 1998, 1,550 shares of the Company's Series A Preferred Stock were outstanding.

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

During August 1997, the Company completed a private placement of 10,000 shares of Series B Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. Each share of the Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after March 1, 1999, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on March 1, 1999 to $100 per share on September 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. Proceeds of $832,000 were used for commissions and other selling costs and working capital. As of December 31, 1998, 10,000 shares of the Company's Series B Preferred Stock were outstanding.

In November and December 1997 the Company issued 128,400 shares of the Company's common stock to holders of 5,350 shares of Series A Preferred Stock for the
exercise of their conversion options.   As of December 31, 1997, 2,150 shares of
the Company's  Series A Preferred Stock were outstanding.

During May 1998, the Company completed a private placement of 4,200 shares of Series C Preferred Stock, $1.00 par, at $100 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The Preferred Stock has a 12% cumulative dividend rate payable in monthly installments. Each share of the Preferred Stock is convertible into 16.67 shares of the Company's common stock at a conversion price of $6.00 per share. The Preferred Stock is redeemable for cash at any time after December 1, 1998, in whole or in part, at the option of the Company, at redemption prices that will decline from $106 per share on December 1, 1998 to $100 per share on May 1, 2000, at a rate of $1 per three-month period, plus any accrued and unpaid dividends through the redemption date. Proceeds of $345,000 were used for commissions and other selling costs and working capital. As of December 31, 1998, 4,200 shares of the Company's Series C Preferred Stock were outstanding.

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

In December 1998 the Company issued 13,200 shares of the Company's common stock to holders of 550 shares of Series A Preferred Stock for the exercise of their conversion options.

The Board of Directors is authorized to issue Preferred Stock in any series and is authorized to fix and determine the relative preference rights of any shares issued.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31,:

                                                          1998             1997              1996
                                                     --------------   ---------------   ---------------
Numerator:
Net income (loss)                                        $  902,621       $ (584,864)       $ (644,148)
Dividends on convertible preferred stock                    189,660          135,411            25,250
                                                         ----------       ----------        ----------
Numerator for basic earnings per share - income
 available to common shareholders                           712,961         (720,275)         (669,398)
Effect of dilutive securities:
Dividends on  convertible preferred stock                   189,660       n/a               n/a
                                                         ----------       ----------        ----------
Numerator for diluted earnings per share                 $  902,621       $ (720,275)       $ (669,398)
                                                         ==========       ==========        ==========
Denominator:
Denominator for basic earnings per share -
 weighted average shares                                  2,613,113        2,474,716         2,409,948
Effect of dilutive securities:
Employee and director stock options                          64,431        n/a               n/a
Convertible preferred stock                                 273,914        n/a               n/a
                                                         ----------       ----------        ----------
Dilutive potential common shares                            338,345        n/a               n/a
                                                         ----------       ----------        ----------
Denominator for diluted earnings per share -
 adjusted weighted average shares and assumed
 conversions                                              2,951,458        2,474,716         2,409,948
                                                         ==========       ==========        ==========
Basic earnings (loss) per share                          $     0.27       $    (0.29)       $    (0.28)
Diluted earnings (loss) per share                        $     0.31       $    (0.29)       $    (0.28)


NOTE 10 - RELATED PARTY

During 1996, the Company granted 15,000 shares of Common Stock under the Incentive Plan and paid $5,000 to a former director to resolve certain issues relating to a terminated consulting agreement. Costs of $87,000 were expensed as other expenses.

During 1998 the Company engaged a certain law firm to provide general counsel. A member of the Board of Directors of the Company is a partner in the firm. Costs for legal services of $55,000 were expensed as general and administrative expenses.