Form 10QSB
period 1999-03-31
GREAT PINES WATER CO INC
filed 1999-05-12
CIK 906285

                                                           UNITED STATES
                                                SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C. 20549

                                                            Form 10-QSB
(XX)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 1999
                              ------------------------------------------------------------------------------------------------------


(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                             to
                              ---------------------------------------------  -------------------------------------------------------

Commission file number         1-12130
                              ------------------------------------------------------------------------------------------------------


                                                  Great Pines Water Company, Inc.
                 -------------------------------------------------------------------------------------------------
                                 (Exact name of small business issuer as specified in its charter)

            Texas                                                                                          76-0203752
-------------------------------                                                                  --------------------------
(State or other jurisdiction of                                                                        (I.R.S. Employer
incorporation or organization)                                                                        Identification No.)

                                   600 N. Shepherd, Suite #303 Houston, Texas              77007
                                   ----------------------------------------------------------------
                                        (Address of Principal executive offices)         (Zip Code)

                                      (Issuer's telephone Number)      (713) 864-6688
                                                                ------------------------------------

                        ----------------------------------------------------------------------------------
                        (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. x YES    NO
                                         ---    ---
                                         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.  ______ YES  _____ NO

                                               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Class                                                                                          Outstanding as of March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

(Common stock, $.01 per value)                                                                         2,760,862 Shares

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                        GREAT PINES WATER COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    March 31,       December 31,
                                                                                 ---------------   --------------
                                                                                      1999              1998
                                                                                      ----              ----
                                                                                   (Unaudited)
                                                                                 ---------------
Assets
Current assets:
 Cash                                                                                   $ 1,031          $ 1,082
 Accounts receivable - Trade (net)                                                          666              627
 Inventory                                                                                   55               72
 Prepaid expenses                                                                            19               19
 Prepaid insurance                                                                          211              288
 Other current assets                                                                         6               25
                                                                              ----------------------------------
  Total current assets                                                                    1,988            2,113

Property and equipment, net                                                               4,467            4,673
Other assets                                                                                 38               38
                                                                              ----------------------------------
Total Assets                                                                            $ 6,493          $ 6,824
                                                                              ==================================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable, trade                                                                $   289          $   239
 Customer deposits                                                                          888              934
 Accrued liabilities and other current liabilities                                          281              293
 Note payable                                                                               158              251
 Capital lease obligations                                                                    0               10
 Current maturities of long term debt                                                       853              840
                                                                              ----------------------------------
  Total current liabilities                                                               2,469            2,567

Long term debt, net of current portion                                                    1,517            1,740

Shareholders' equity:
 Preferred stock, $1.00 par value; 1,000,000 shares authorized; 15,500 shares outstanding at March 31, 1999 and 15,750 shares outstanding at December 31,
  1998 (liquidation value of $100 per share)                                                 16               16


 Common Stock, $.01 par value; 10,000,000 shares authorized; 2,760,862 shares and 2,627,304 shares outstanding at March 31, 1999 and December 31, 1998,
  respectively                                                                               28               26


 Additional paid-in capital                                                               5,180            5,180
 Accumulated deficit                                                                     (2,717)          (2,705)
                                                                              ----------------------------------
  Total shareholders' equity                                                              2,507            2,517
                                                                              ----------------------------------
Total Liabilities and Shareholders' Equity                                              $ 6,493          $ 6,824
                                                                              ==================================




  The accompanying notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                             1999                 1998
                                                                      ------------------   ------------------
                                                                         (Unaudited)          (Unaudited)
                                                                      ------------------   ------------------
Revenues:
Water                                                                            $1,349               $1,233
Equipment rental                                                                    733                  771
Other                                                                                35                   39
                                                                      --------------------------------------
                                                                                  2,117                2,043

Cost and expenses:
Operating costs                                                                     377                  385
Transportation costs                                                                477                  500
Depreciation and amortization                                                       233                  247
Commissions and other selling costs                                                 291                  325
General and administrative expenses                                                 627                  544
                                                                      --------------------------------------
                                                                                  2,005                2,001
                                                                      --------------------------------------
Gain/(Loss) from operations                                                         112                   42

Other expense (income):
Interest expense                                                                     65                  102
Interest income                                                                      (7)                  (1)
Other expense (income)                                                               (1)                   0
                                                                      --------------------------------------
                                                                                     57                  101
                                                                      --------------------------------------
Gain/(Loss) before income taxes                                                      55                  (59)

Income tax expense (benefit)                                                         19                    0
                                                                      --------------------------------------
Net Income (Loss)                                                                    36                  (59)

Dividends on Preferred Stock                                                         47                   41
                                                                      --------------------------------------
Income (Loss) attributable to Common Stock                                       $  (11)              $ (100)
                                                                      ======================================

Income (Loss) per common share:
Basic                                                                            $(0.00)              $(0.04)
Diluted                                                                           $0.01               $(0.04)
Number of common shares outstanding:
Basic                                                                             2,723                2,609
Diluted                                                                           2,996                2,609

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                             1999                 1998
                                                                      ------------------   ------------------
                                                                         (Unaudited)          (Unaudited)
                                                                      ------------------   ------------------
Cash flows from operating activities:
Net income (loss)                                                                $   36                $ (59)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                      233                  247
 Gain on disposition of assets                                                       (1)                   0
 Provision for lost coolers                                                           0                    4
 Noncash charges                                                                      0                   11
 Affect of net changes in operating accounts:
   Accounts receivable, net                                                         (39)                 116
   Inventory                                                                         17                   (3)
   Prepaid expenses                                                                  77                   81
   Other assets                                                                      19                  (16)
   Accounts payable                                                                  50                   43
   Customer deposits, accrued liabilities, and other current liabilities            (58)                (158)
                                                                           ----------------------------------

 Net cash provided by operating activities                                          334                  266

Cash flows from investing activities:
 Additions to property and equipment                                                (27)                 (26)
 Proceeds from fixed asset retirements                                                1                    0
                                                                           ----------------------------------

   Net cash used in investing activities                                            (26)                 (26)

Cash flows from financing activities:
 Proceeds from note payable and long term debt                                        0                    0
 Payments on note payable and long term debt                                       (303)                (361)
 Payments on capital lease obligations                                              (10)                 (24)
 Proceeds from issuance of Common Stock, net                                          1                    1
 Proceeds from issuance of Preferred Stock, net                                       0                   98
 Dividends on Preferred Stock                                                       (47)                 (41)
                                                                           ----------------------------------
   Net cash used in financing activities                                           (359)                (327)

Decrease in cash and cash equivalents                                               (51)                 (87)
Cash and cash equivalents, beginning of period                                    1,082                  342
                                                                           ----------------------------------

Cash and cash equivalents, end of period                                         $1,031                $ 255
                                                                           ==================================
Supplemental cash flow  information:
    Interest paid                                                                $   66                $ 103
                                                                           ==================================
    Equipment acquired in exchange for long-term debt                            $    0                $   0
                                                                           ==================================
    Stock issued for services and settlements of lawsuits                        $    0                $  11
                                                                           ==================================

  The accompanying  notes are an integral part of these financial statements.

                        GREAT PINES WATER COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

The accompanying condensed financial statements should be read in conjunction with the Audited Financial Statements for the Year Ended December 31, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

NOTE B - INCOME TAXES

The income tax expense consists of alternative minimum taxes. The Company has net operating loss carryforwards which offset substantially all of its federal taxable income.

NOTE C - STOCK OPTION PLANS

The Company's Option Plan ("Option Plan") was adopted in 1993. An aggregate of 225,000 shares of common stock were reserved for issuance pursuant to the Option Plan. The Option Plan is administered by the Board of Directors or a stock option committee established by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Option Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422). Incentive stock options granted under the Option Plan must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Option Plan may have a term of up to ten years, except that incentive stock options granted to a shareholder who, at the time of grant, owns more than 10% of the voting stock of the Company may have a term of up to five years. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Company's common stock on the date of grant. As of March 31, 1999, there are no outstanding stock options to acquire shares of the Company's common stock and 31,750 options had been exercised.

The Company's Non-Employee Director Stock Option Plan ("Non-Employee Director Plan") was also adopted in 1993. An aggregate of 25,000 shares of common stock were reserved for issuance pursuant to the Non-Employee Director Plan. Options to purchase 5,000 shares of common stock are automatically granted to each person elected for the first time as director of the Company, who is not an employee of the Company. An option to acquire an additional 1,000 shares is automatically granted each year thereafter that such director is re-elected. Options granted under the Non-Employee Director Plan will not qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. Options granted under the Non-Employee Director Plan expire ten years after date of grant. As of March 31, 1999, there are no outstanding stock options to acquire shares of the Company's common stock and no options had been exercised.

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 1995. An aggregate of 500,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", and (iv) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of March 31, 1999, stock options to acquire 35,867 shares of the Company's common stock are outstanding under the Incentive Plan at exercise prices of $6.00 to $7.375 per share. The options are exercisable beginning September 10, 1997 through March 10, 2007. As of March 31, 1999, 30,867 options are exercisable and 4,166 options had been exercised.

NOTE D - SHAREHOLDERS' EQUITY

In January 1999, the Company issued 600 shares of common stock to an employee under the Company's 1993 Stock Option Plan for exercised vested options.

In February 1999, the Company issued 6,000 shares of common stock to holders of 250 shares of Series A Preferred Stock for the exercise of their conversion options.

During the three month period ended March 31, 1999, the Company issued 126,958 shares of common stock to former stock option holders under the Company's 1995 Incentive Stock Plan as remuneration for canceling outstanding stock options.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Transportation expenses include lease expense, fuel, insurance, and repair and maintenance expenses associated with the Company's delivery trucks and vans.

Depreciation and amortization and operating expenses consist of depreciation of the Company's delivery trucks and vans, water dispensers and bottles and the bottling plants.

General and administrative expenses include centralized administration and support costs.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998
------------------------------------------

Revenues for the three month period ended March 31, 1999 (the "First Quarter of 1999") increased 4% to $2,117,000 from $2,043,000 for the three month period ended March 31, 1998 (the "First Quarter of 1998"). The increase was primarily the result of increased consumption and price increases.

Operating costs decreased 1%, as a percentage of sales, to 18% or $377,000 in the First Quarter of 1999 from 19% or $385,000 in the First Quarter of 1998. This is primarily due to a decrease in plant employee wages.

Transportation costs decreased 1%, as a percentage of sales, to 23% or $477,000 in the First Quarter of 1999 from 24% or $500,000 in the First Quarter of 1998. This is primarily due to increased sales prices and bottles delivered without a corresponding increase in expenses, resulting in improved utilization of the truck fleet.

Depreciation and amortization costs decreased, as a percentage of sales, to 11% or $233,000 in the First Quarter of 1999 from 12% or $247,000 in the First Quarter of 1998. The decrease is primarily due to an increase in sales and by certain fixed assets of the Company becoming fully depreciated for book purposes during 1998.

Commissions and other selling costs decreased, as a percentage of sales, to 11% or $291,000 in the First Quarter of 1999 from 16% or $325,000 in the First Quarter of 1998. The decrease is primarily due to a reduction of telemarketing expenses, partially offset by an increase in outside sales expenses.

General and administrative expenses increased, as a percentage of sales, to 30% or $627,000 in the First Quarter of 1999 from 27% or $544,000 in the First Quarter of 1998. This is primarily due to an increase in professional fees.

Interest expense decreased, as a percentage of sales, to 3% or $65,000 in the First Quarter of 1999 from 5% or $102,000 in the First Quarter of 1998. This is primarily due to reductions in the average outstanding balance of long term debt.

The Company reported income after income taxes of $55,000 in the First Quarter of 1999 compared to a loss after taxes of $59,000 in the First Quarter of 1998. Increased revenues, operating efficiencies and a reduction in commissions and other selling costs contributed to the improved results.

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

Net cash provided by operating activities for the three month period ended March 31, 1999 and the three month period ended March 31, 1998 was $334,000 and $266,000 respectively. The increase is primarily due to increased net income.

During the three month period ended March 31, 1999, the Company made capital expenditures of $27,000 for plant equipment, water bottles and truck improvements, all of which were paid for with cash.

As of March 31, 1999, the Company's long-term debt amounted to $1,000 in bank debt and $2,369,000 in vendor financing.

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

The Company filed suit against Liqui-Box Corporation ("Liqui-Box") on July 18, 1994 in the United States District Court for the Southern District of Texas. In the lawsuit , the Company alleges that Liqui-Box sold a defective water system, which, in turn, the Company leased to its bottled water customers. The Company sought monetary damages, including lost customers, the cost of replacing defective equipment, treble damages under the Texas Deceptive Trade Practices Act, and attorney's fees. During February 1997, the case went to trial and a jury verdict was reached. Damages of approximately $2.3 million were awarded to the Company. The verdict is currently being appealed and there can be no assurance that the Company will recover damages in this, or any amount. Through March 31, 1999, the Company has not recorded any amounts in the financial statements related to these damages. Liqui-Box Corporation is publicly traded under the ticker symbol LIQB.

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

27.1   Financial Data Schedule.  Exhibit 27.1 is filed herein.

99.1 Press Release dated July 28, 1998. Exhibit 99.1 to the Company's report on Form 8-K dated July 28, 1998 is incorporated herein by reference.

99.2 Press Release dated April 1, 1999. Exhibit 99.1 to the Company's report on Form 8-K dated April 1, 1999 is incorporated herein by reference.



(b)  Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended March 31, 1999. The Company filed a report on Form 8-K dated April 1, 1999 and a report on Form 8-K/A-1 on April 14, 1999.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Great Pines Water Company, Inc.

Date: May 12, 1999                  By:    Kevin F. Vigneaux
      ------------                      --------------------------------------
                                    Kevin F. Vigneaux
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)